Form 10-Q
period 1995-03-26
XICOR INC
filed 1995-05-10
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended March 26, 1995

                                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ________________

                                 ---------------

                          Commission File Number 0-9653

                                   XICOR, INC.
             (Exact name of registrant as specified in its charter)

                  California                                   94-2526781
       (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1511 Buckeye Drive, Milpitas, California                          95035
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (408) 432-8888

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  x                           No
                 ---                             ---

                 NUMBER OF SHARES OUTSTANDING AT MARCH 26, 1995
                                   18,027,427

                               Page 1 of 10 Pages

                                   XICOR, INC.

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 26, 1995

                                     PART I

                              FINANCIAL INFORMATION

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              March 26,    December 31,
                                                                1995           1994
                                                                ----           ----
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                 $ 15,793,000   $ 14,754,000
  Short-term investments                                       6,892,000      5,886,000
  Accounts receivable                                         13,298,000     11,060,000
  Inventories                                                 13,138,000     15,234,000
  Prepaid expenses and other current assets                      763,000        610,000
                                                            ------------   ------------

                  Total current assets                        49,884,000     47,544,000

Property, plant and equipment, at cost less
  accumulated depreciation
                                                              13,875,000     15,383,000
Other assets                                                     356,000        356,000
                                                            ------------   ------------
                                                            $ 64,115,000   $ 63,283,000
                                                            ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                          $  5,947,000   $  5,976,000
  Accrued expenses                                             6,587,000      6,879,000
  Deferred income on shipments to distributors                12,649,000     12,190,000
  Current portion of obligations under capital leases          2,558,000      2,668,000
                                                            ------------   ------------
                  Total current liabilities                   27,741,000     27,713,000
                                                            ------------   ------------

Long-term obligations under capital leases                     3,750,000      4,186,000
                                                            ------------   ------------
Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                    --             --
  Common stock; 75,000,000 shares authorized;
    18,027,427 and 18,022,727 shares outstanding             120,827,000    120,820,000
  Accumulated deficit                                        (88,203,000)   (89,436,000)
                                                            ------------   ------------
                                                              32,624,000     31,384,000
                                                            ------------   ------------
                                                            $ 64,115,000   $ 63,283,000
                                                            ============   ============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Twelve weeks ended
                                        ------------------------------
                                           March 26,        March 27,
                                             1995             1994
                                             ----             ----
Net sales                               $  23,535,000    $  24,768,000
                                        -------------    -------------
Costs and expenses:
  Cost of sales                            14,562,000       17,018,000
  Research and development                  3,458,000        2,773,000
  Selling, general and administrative       4,342,000        4,368,000
                                        -------------    -------------
                                           22,362,000       24,159,000
                                        -------------    -------------

Income  from operations                     1,173,000          609,000
Interest expense                             (153,000)        (156,000)
Interest income                               279,000           79,000
                                        -------------    -------------

Income before income taxes                  1,299,000          532,000
Provision for income taxes                     66,000           21,000
                                        -------------    -------------

Net income                              $   1,233,000    $     511,000
                                        =============    =============

Net income per share                    $         .07    $         .03
                                        =============    =============

Average common shares and equivalents      18,362,000       18,300,000
                                        =============    =============
















          See accompanying notes to consolidated financial information

                                   XICOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Twelve weeks ended
                                                                                 ------------------------------
                                                                                     March 26,       March 27,
                                                                                       1995            1994
                                                                                       ----            ----
Cash flows from operating activities:
Net income                                                                       $   1,233,000    $     511,000
  Adjustments to reconcile net income to cash provided
    by (used for) operating activities:
      Depreciation and amortization                                                  1,958,000        3,163,000
      Changes in assets and liabilities:
        Accounts receivable                                                         (2,238,000)         765,000
        Inventories                                                                  2,096,000         (642,000)
        Prepaid expenses and other current assets                                     (153,000)        (237,000)
        Accounts payable and accrued expenses                                         (321,000)        (896,000)
        Deferred income on shipments to distributors                                   459,000         (118,000)
                                                                                 -------------    -------------
Net cash provided by operating activities                                            3,034,000        2,546,000
                                                                                 -------------    -------------

Cash flows from investing activities:
  Investments in plant and equipment, net                                             (340,000)          (2,000)
  Purchases of short-term investments                                               (3,006,000)        (991,000)
  Maturities of short-term investments                                               2,000,000        2,017,000
                                                                                 -------------    -------------
Net cash provided by (used for) investing activities                                (1,346,000)       1,024,000
                                                                                 -------------    -------------

Cash flows from financing activities:
  Repayments of obligations under capital leases                                      (656,000)        (687,000)
  Proceeds from sale of common stock to employees                                        7,000             --
                                                                                 -------------    -------------
Net cash used for financing activities                                                (649,000)        (687,000)
                                                                                 -------------    -------------

Increase in cash and cash equivalents                                                1,039,000        2,883,000
Cash and cash equivalents at beginning of year                                      14,754,000        8,347,000
                                                                                 -------------    -------------
Cash and cash equivalents at end of quarter                                      $  15,793,000    $  11,230,000
                                                                                 =============    =============

Supplemental information:
Cash paid during the quarter for interest                                        $     165,000    $     167,000
Equipment acquired pursuant to capital leases                                          110,000          481,000








          See accompanying notes to consolidated financial information

                                                                     XICOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION

                                   (Unaudited)

Note 1 - The Company:

         In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with Xicor's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

Note 2 - Balance sheet detail:

                                                  March 26,      December 31,
                                                    1995             1994
                                                    ----             ----
Inventories:
  Raw materials and supplies                  $    2,121,000    $    1,686,000
  Work in process                                  5,783,000         8,048,000
  Finished goods                                   5,234,000         5,500,000
                                              --------------    --------------
                                              $   13,138,000    $   15,234,000
                                              ==============    ==============
Property, plant and equipment:
  Leased building and building improvements   $    1,602,000    $    1,602,000
  Leasehold improvements                          16,634,000        16,558,000
  Equipment                                       73,203,000        72,763,000
  Furniture and fixtures                           1,684,000         1,680,000
  Construction in progress                           526,000           950,000
                                              --------------    --------------
                                                  93,649,000        93,553,000
  Less accumulated depreciation                  (79,774,000)      (78,170,000)
                                              --------------    --------------
                                              $   13,875,000    $   15,383,000
                                              ==============    ==============
Accrued expenses:
  Accrued wages and employee benefits         $    2,834,000    $    2,890,000
  Other accrued expenses                           3,753,000         3,989,000
                                              --------------    --------------
                                              $    6,587,000    $    6,879,000
                                              ==============    ==============


Accounts receivable:

         Accounts receivable at March 26, 1995 and December 31, 1994 are net of an allowance for doubtful accounts of $500,000.

                                   XICOR, INC.

                      Quarterly Period Ended March 26, 1995

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1994 and is qualified in its entirety by the foregoing. The results of operations for the twelve weeks ended March 26, 1995 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         Sales for the first quarter of 1995 were $23.5 million, a slight increase over the 1994 fourth quarter run rate, but below first quarter 1994 sales of $24.8 million due to the slow bookings during the second half of 1994. During the first quarter of 1995 bookings improved substantially from the second half of 1994. Sales growth for the balance of 1995 is contingent on bookings continuing at the 1995 first quarter rate.

         Cost of sales as a percentage of sales was 62% for the first quarter of 1995, an improvement from 69% for the comparable prior year quarter and 64% for the fourth quarter of 1994. The improvement over the comparable 1994 period was due primarily to increased manufacturing efficiencies subsequent to the first quarter of 1994 and reduced depreciation expense. The improvement from the fourth quarter of 1994 was due primarily to reduced depreciation. Cost of sales in the first quarter of 1995 was negatively affected by reduced production levels in response to the low bookings in the second half of 1994. Production is being increased to match the increased first quarter 1995 bookings. While manufacturing efficiencies are expected to improve as a result of the increased production volumes, Xicor also expects average selling prices to decline somewhat due to increased bookings of commodity products and competitive pressures. Maintaining and increasing profitability for the balance of 1995 is contingent upon product mix and prices and the successful execution of Xicor's plans to further improve manufacturing efficiencies.

         Research and development expenses increased to 15% of sales in the first quarter of 1995 compared to 11% in the comparable 1994 quarter. The increase in the first quarter of 1995 reflects Xicor's continued expenditures towards developing an advanced manufacturing process and more complex products and towards integrating its EEPROM technology with Digital Signal Processing
(DSP) on a single chip. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process and consequently a larger percentage of sales is expected to be invested in research and development in 1995 than was invested in 1994.

         Selling, general and administrative expenses remained at the same level in both the first quarter of 1995 and 1994.

Interest expense in the first quarter of 1995 was relatively flat compared to the comparable 1994 quarter. Interest expense is expected to increase slightly in the latter part of 1995 due to the planned financing of certain capital equipment additions.

         Interest income increased in the first quarter of 1995 compared to the first quarter of 1994 due to an increase in the average balance invested caused by funds generated from operations in 1994 and the first quarter of 1995 and the upward trend in interest rates during 1994.

         The provision for income taxes for the first quarter of 1995 and 1994 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $38 million at December 31, 1994 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

FACTORS AFFECTING FUTURE RESULTS

         The semiconductor industry is highly competitive and characterized by rapidly changing technology and steadily declining product prices. Xicor's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by Xicor and competitors), availability of new manufacturing technologies and the ability to secure intellectual property rights in a rapidly evolving market. The sales level in any specific quarter is also a function of orders received during that quarter, as customers continue to shorten lead times for purchase commitments. Consistent with industry practice, customer orders are generally subject to cancellation by the customer without penalty. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development staffs.

         The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes in 1995 and beyond, although there can be no assurances that such research and development efforts or new products will be successful.

         Due to the foregoing and other factors, past results are a much less reliable predictor of the future than is the case in many older, more stable and less dynamic industries. In addition, the securities of many high technology companies have historically been subject to extensive price and volume fluctuations which may adversely affect the market price of their common stock.

LIQUIDITY AND CAPITAL RESOURCES

         At March 26, 1995, Xicor had $22.7 million in cash, cash equivalents and short-term investments compared to $20.6 million at December 31, 1994. During the first quarter of 1995, Xicor generated $3 million of cash from operating activities which was partially offset by principal payments on lease debt and equipment purchases.

         Capital expenditures for 1995 are presently planned at approximately $7 million. At March 26, 1995, Xicor had entered into commitments for equipment purchases and leasehold improvements aggregating approximately $1.5 million.

         Xicor has a line of credit agreement with a financial institution that expires March 31, 1996, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 3% and is payable monthly. At March 26, 1995, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit.

         Management believes that currently available cash and expected cash flow from operations will be adequate to support Xicor's operations for the next twelve months.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  11.1 Statement of Computation of Earnings Per Share

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 26, 1995.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            XICOR, INC., a
                                            California Corporation

                                            By /s/ Raphael Klein
                                               --------------------------
                                            Raphael Klein
                                            President
                                            (Principal Executive Officer)

                                            By /s/ Klaus G. Hendig
                                               ------------------------
                                            Klaus G. Hendig
                                            Vice President, Finance
                                            and Administration
                                            (Principal Financial Officer)

Date:  May 9, 1995