Form 10-Q
period 1995-06-18
XICOR INC
filed 1995-07-27
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 18, 1995

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          -------------  -------------

                                 ---------------

                          Commission File Number 0-9653

                                   XICOR, INC.
             (Exact name of registrant as specified in its charter)

          California                                            94-2526781
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                              Identification No.)

1511 Buckeye Drive Milpitas, California                            95035
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

                            Yes  x     No
                               -----     -----

                  NUMBER OF SHARES OUTSTANDING AT JUNE 18, 1995
                                   18,164,427

                               Page 1 of 10 Pages

                                   XICOR, INC.

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 18, 1995

                                     PART I

                              FINANCIAL INFORMATION

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              June 18,
                                                1995                    December 31,
                                             (Unaudited)                    1994
                                             -----------                ------------
Current assets:
  Cash and cash equivalents                  $18,599,000                $14,754,000
  Short-term investments                       7,932,000                  5,886,000
  Accounts receivable                         13,948,000                 11,060,000
  Inventories                                 12,785,000                 15,234,000
  Prepaid expenses and other
    current assets                               763,000                    610,000
                                             -----------                -----------

                Total current assets          54,027,000                 47,544,000

Property, plant and equipment, at
  cost less accumulated depreciation          13,265,000                 15,383,000
Other assets                                     356,000                    356,000
                                             -----------                -----------
                                             $67,648,000                $63,283,000
                                             ===========                ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 5,489,000                $ 5,976,000
  Accrued expenses                             7,480,000                  6,879,000
  Deferred income on shipments
    to distributors                           13,934,000                 12,190,000
  Current portion of obligations
    under capital leases                       2,635,000                  2,668,000
                                             -----------                -----------

                Total current liabilities     29,538,000                 27,713,000
                                             -----------               ------------

Long-term obligations under
  capital leases                               3,053,000                  4,186,000
                                             -----------               ------------

Shareholders' equity:
  Preferred stock; 5,000,000
    shares authorized                                 --                         --
  Common stock; 75,000,000
    shares authorized; 18,164,427
    and 18,022,727 shares
    outstanding                              121,234,000                120,820,000
  Accumulated deficit                        (86,177,000)               (89,436,000)
                                             -----------                -----------
                                              35,057,000                 31,384,000
                                             -----------                -----------
                                             $67,648,000                $63,283,000
                                             ===========                ===========

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Twelve weeks ended                         Twenty-four weeks ended
                                                     -----------------------------               -----------------------------
                                                       June 18,         June 19,                   June 18,         June 19,
                                                         1995             1994                       1995             1994
                                                         ----             ----                       ----             ----

Net sales                                            $25,683,000       $24,783,000               $49,218,000       $49,551,000
                                                     -----------       -----------               -----------       -----------
Costs and expenses:
  Cost of sales                                       15,696,000        16,420,000                30,258,000        33,438,000
  Research and development                             3,459,000         3,102,000                 6,917,000         5,875,000
  Selling, general and
    administrative                                     4,592,000         4,508,000                 8,934,000         8,876,000
                                                     -----------       -----------               -----------       -----------
                                                      23,747,000        24,030,000                46,109,000        48,189,000
                                                     -----------       -----------               -----------       -----------

Income from operations                                 1,936,000           753,000                 3,109,000         1,362,000
Interest expense                                        (138,000)         (145,000)                 (291,000)         (301,000)
Interest income                                          335,000           105,000                   614,000           184,000
                                                     -----------       -----------               -----------       -----------

Income before income taxes                             2,133,000           713,000                 3,432,000         1,245,000
Provision for income taxes                               107,000            29,000                   173,000            50,000
                                                     -----------       -----------               -----------       -----------

Net income                                           $ 2,026,000       $   684,000               $ 3,259,000       $ 1,195,000
                                                     ===========       ===========               ===========       ===========

Net income per common share                          $       .11       $       .04               $       .18       $       .07
                                                     ===========       ===========               ===========       ===========

Average common shares and
  equivalents                                         18,791,000        18,406,000                18,595,000        18,356,000
                                                     ===========       ===========               ===========       ===========


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Twenty-four weeks ended
                                                                       ----------------------------
                                                                         June 18,         June 19,
                                                                           1995             1994
                                                                           ----             ----
Cash flows from operating activities:
Net income                                                             $ 3,259,000      $ 1,195,000
  Adjustments to reconcile net income to
    cash provided by (used for) operating
    activities:
      Depreciation and amortization                                      3,730,000        6,181,000
      Changes in assets and liabilities:
        Accounts receivable                                             (2,888,000)        (170,000)
        Inventories                                                      2,449,000       (2,046,000)
        Prepaid expenses and other
          current assets                                                  (153,000)         (79,000)
        Other assets                                                            --          (24,000)
        Accounts payable and accrued
          expenses                                                         114,000           93,000
        Deferred income on shipments
          to distributors                                                1,744,000          559,000
                                                                       -----------      -----------
Net cash provided by operating activities                                8,255,000        5,709,000
                                                                       -----------      -----------

Cash flows from investing activities:
  Investments in plant and equipment, net                               (1,442,000)        (652,000)
  Purchases of short-term investments                                   (7,046,000)      (3,935,000)
  Maturities of short-term investments                                   5,000,000        2,017,000
                                                                       -----------      -----------
Net cash provided by (used for)
  investing activities                                                  (3,488,000)      (2,570,000)
                                                                       -----------      -----------

Cash flows from financing activities:
  Repayments of obligations under
    capital leases                                                      (1,336,000)      (1,404,000)
  Proceeds from sale of common stock
    to employees                                                           414,000           17,000
                                                                       -----------      -----------
Net cash used for financing activities                                    (922,000)      (1,387,000)
                                                                       -----------      -----------

Increase in cash and cash equivalents                                    3,845,000        1,752,000
Cash and cash equivalents at beginning
  of year                                                               14,754,000        8,347,000
                                                                       -----------      -----------
Cash and cash equivalents at end of
  quarter                                                              $18,599,000      $10,099,000
                                                                       ===========      ===========

Supplemental information:
Cash paid during the quarter for:
  Interest                                                             $   314,000      $   324,000
  Income taxes                                                              30,000           15,000
Equipment acquired pursuant to
  capital leases                                                           170,000        1,016,000

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

Note 2 - Balance sheet detail:

                                                      June 18,         December 31,
                                                        1995               1994
                                                      --------         ------------
Inventories:
  Raw materials and supplies                        $  1,888,000      $  1,686,000
  Work in process                                      5,197,000         8,048,000
  Finished goods                                       5,700,000         5,500,000
                                                    ------------      ------------
                                                    $ 12,785,000      $ 15,234,000
                                                    ============      ============
Property, plant and equipment:
  Leased building and building
    improvements                                    $  1,602,000      $  1,602,000
  Leasehold improvements                              16,651,000        16,558,000
  Equipment                                           73,613,000        72,763,000
  Furniture and fixtures                               1,697,000         1,680,000
  Construction in progress                             1,183,000           950,000
                                                    ------------      ------------
                                                      94,746,000        93,553,000
  Less accumulated depreciation                      (81,481,000)      (78,170,000)
                                                    ------------      ------------
                                                    $ 13,265,000      $ 15,383,000
                                                    ============      ============
Accrued expenses:
  Accrued wages and employee benefits               $  3,150,000      $  2,890,000
  Other accrued expenses                               4,330,000         3,989,000
                                                    ------------      ------------
                                                    $  7,480,000      $  6,879,000
                                                    ============      ============


Accounts receivable:

         Accounts receivable at June 18, 1995 and December 31, 1994 are presented net of an allowance for doubtful accounts of $500,000.

                                   XICOR, INC.

                      Quarterly Period Ended June 18, 1995

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1994 and is qualified in its entirety by the foregoing. The results of operations for the twelve and twenty-four weeks ended June 18, 1995 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         Sales for the second quarter of 1995 were $25.7 million, an increase of 4% over second quarter 1994 sales of $24.8 million and 9% over first quarter 1995 sales of $23.5 million. The sales growth in the second quarter of 1995 was due to increased bookings in the first two quarters of 1995. Although second quarter 1995 sales were up, sales for the first half of 1995 were flat compared to the same period of 1994. Slow bookings in the second half of 1994 caused first quarter 1995 sales to be 5% lower than the comparable prior year quarter and first half 1995 sales to be flat with 1994. While strong bookings in the first half of 1995 resulted in a higher next quarter shippable backlog at the beginning of the third quarter of 1995 than at the beginning of the second quarter of 1995, sales growth for the balance of 1995 is contingent on bookings continuing at the 1995 first half rate.

         Cost of sales as a percentage of sales was 62% and 61% for the first and second quarter of 1995, respectively, compared to 69% and 66% for the corresponding periods of 1994. The improvement over the 1994 quarters was due primarily to reduced depreciation expense and increased manufacturing efficiencies. Cost of sales in the first quarter of 1995 was negatively affected by reduced production levels in response to the low bookings in the second half of 1994. While manufacturing efficiencies improved in the second quarter of 1995 relative to the first quarter of 1995 due to increased production volumes, gross margins were negatively impacted by increased sales of commodity products. Maintaining and increasing profitability for the balance of 1995 is contingent upon product mix and prices and the successful execution of Xicor's plans to further improve manufacturing efficiencies.

         Research and development expenses were 13% and 14% of sales for the second quarter and first half of 1995, respectively, compared to 13% and 12% for the corresponding 1994 periods. Xicor is continuing to invest substantial funds in research and development of new proprietary products and an advanced manufacturing process with the goal of further reducing cost of sales as a percentage of sales by increasing the proportion of higher margin proprietary products and by improving manufacturing efficiencies.

         Selling, general and administrative expenses remained relatively constant in the second quarter and first half of 1995 compared to the corresponding periods of 1994.

         Interest expense in the second quarter and first half of 1995 was relatively flat compared to the corresponding 1994 periods. Interest expense is expected to increase slightly in the latter part of 1995 due to the planned financing of certain capital equipment additions.

         Interest income increased in the second quarter and first half of 1995 compared to the second quarter and first half of 1994 due to an increase in the average balance invested caused by funds generated from operations and the upward trend in interest rates during 1994 and the first quarter of 1995.

         The provision for income taxes for the second quarter and first half of 1995 and 1994 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $38 million at December 31, 1994 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 18, 1995, Xicor had $26.5 million in cash, cash equivalents and short-term investments compared to $20.6 million at December 31, 1994. During the first half of 1995, Xicor generated $8.3 million of cash from operating activities which was partially offset by principal payments on lease debt and equipment purchases.

         Planned capital expenditures for the balance of 1995 are presently expected to be approximately $15 million consisting principally of production equipment to support anticipated sales growth in 1996 and beyond. Initially some of this equipment will be used in the development of an advanced manufacturing process and related products currently under development. Lease financing has been arranged for approximately $5 million of the equipment. Xicor is presently investigating additional equipment financing. At June 18, 1995 Xicor had entered into commitments for equipment purchases aggregating approximately $6 million.

        Xicor has a line of credit agreement with a financial institution that expires March 31, 1996, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets.
Interest on borrowings is charged at the prime lending rate plus 3% and is payable monthly. At June 18, 1995, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit.

         Management believes that currently available cash and equipment financing and expected cash flow from operations will be adequate to support Xicor's operations for the next twelve months.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 18, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            XICOR, INC., a
                                            California Corporation

                                            By /s/ Raphael Klein
                                               -------------------------
                                            Raphael Klein
                                            President
                                            (Principal Executive Officer)

                                            By /s/ Klaus G. Hendig
                                               --------------------------
                                            Klaus G. Hendig
                                            Vice President, Finance
                                            and Administration
                                            (Principal Financial Officer)

Date:  July 19, 1995