Form 10-Q
period 1995-09-10
XICOR INC
filed 1995-10-16
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 10, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to_____________

                                ----------------

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

               NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 10, 1995
                                   18,298,727

                               Page 1 of 11 Pages

                                  XICOR, INC.

                                   FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 10, 1995

                                     PART I

                             FINANCIAL INFORMATION

                                  XICOR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              September 10,   December 31,
                                                  1995            1994
                                                  ----            ----
                                              (Unaudited)

Current assets:
  Cash and cash equivalents                  $ 19,634,000     $ 14,754,000
  Short-term investments                       10,947,000        5,886,000
  Accounts receivable                          16,553,000       11,060,000
  Inventories                                  12,073,000       15,234,000
  Prepaid expenses and other
    current assets                                935,000          610,000
                                             ------------     ------------
     Total current assets                      60,142,000       47,544,000

Property, plant and equipment, at
  cost less accumulated depreciation           13,263,000       15,383,000
Other assets                                      356,000          356,000
                                             ------------     ------------
                                             $ 73,761,000     $ 63,283,000
                                             ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  7,601,000     $  5,976,000
  Accrued expenses                              7,514,000        6,879,000
  Deferred income on shipments
    to distributors                            14,650,000       12,190,000
  Current portion of obligations
    under capital leases                        2,695,000        2,668,000
                                             ------------     ------------
     Total current liabilities                 32,460,000       27,713,000
                                             ------------     ------------
Long-term obligations under
  capital leases                                3,096,000        4,186,000
                                             ------------     ------------
Shareholders' equity:
  Preferred stock; 5,000,000
    shares authorized                                --               --
  Common stock; 75,000,000 shares
    authorized; 18,298,727 and
    18,022,727 shares outstanding             121,616,000      120,820,000
  Accumulated deficit                         (83,411,000)     (89,436,000)
                                             ------------     ------------
                                               38,205,000       31,384,000
                                             ------------     ------------
                                             $ 73,761,000     $ 63,283,000
                                             ============     ============

          See accompanying notes to consolidated financial information

                                  XICOR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                          Twelve weeks ended             Thirty-six weeks ended
                      ---------------------------    -----------------------------
                      September 10,  September 11,   September 10,   September 11,
                          1995           1994            1995            1994
                          ----           ----            ----            ----
Net sales             $27,931,000     $23,276,000     $77,149,000     $72,827,000
Cost of sales          16,569,000      15,180,000      46,827,000      48,618,000
                      -----------     -----------     -----------     -----------
  Gross profit         11,362,000       8,096,000      30,322,000      24,209,000
                      -----------     -----------     -----------     -----------

Operating expenses:
  Research and
   development          3,981,000       3,365,000      10,898,000       9,240,000
  Selling,
   general and
   administrative       4,718,000       4,217,000      13,652,000      13,093,000
                      -----------     -----------     -----------     -----------
                        8,699,000       7,582,000      24,550,000      22,333,000
                      -----------     -----------     -----------     -----------

Income from
  operations            2,663,000         514,000       5,772,000       1,876,000
Interest expense         (126,000)       (139,000)       (417,000)       (440,000)
Interest income           377,000         135,000         991,000         319,000
                      -----------     -----------     -----------     -----------

Income before
  income taxes          2,914,000         510,000       6,346,000       1,755,000
Provision for
  income taxes            148,000          39,000         321,000          89,000
                      -----------     -----------     -----------     -----------

Net income            $ 2,766,000     $   471,000     $ 6,025,000     $ 1,666,000
                      ===========     ===========     ===========     ===========

Net income per
  common share        $       .14     $       .03     $       .32     $       .09
                      ===========     ===========     ===========     ===========

Average common
  shares and
  equivalents          19,225,000      18,369,000      18,826,000      18,358,000
                      ===========     ===========     ===========     ===========




          See accompanying notes to consolidated financial information

                                  XICOR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Thirty-six weeks ended
                                                    ----------------------------
                                                    September 10,  September 11,
                                                        1995           1994
                                                        ----           ----
  Cash flows from operating activities:
  Net income                                        $ 6,025,000    $ 1,666,000
    Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization                 5,346,000      9,047,000
        Changes in assets and liabilities:
          Accounts receivable                        (5,493,000)        90,000
          Inventories                                 3,161,000     (2,584,000)
          Prepaid expenses and other
            current assets                             (325,000)      (199,000)
          Other assets                                     --           30,000
          Accounts payable and accrued expenses       2,260,000       (913,000)
          Deferred income on shipments
              to distributors                         2,460,000      1,175,000
                                                    -----------    -----------
  Net cash provided by operating activities          13,434,000      8,312,000
                                                    -----------    -----------

  Cash flows from investing activities:
    Investments in plant and equipment, net          (2,203,000)    (1,221,000)
    Purchases of short-term investments             (14,061,000)    (5,938,000)
    Maturities of short-term investments              9,000,000      3,017,000
                                                    -----------    -----------
  Net cash provided by (used for)
    investing activities                             (7,264,000)    (4,142,000)
                                                    -----------    -----------

  Cash flows from financing activities:
    Repayments of obligations under capital
      leases                                         (2,086,000)    (2,192,000)
    Proceeds from sale of common stock
      to employees                                      796,000         32,000
                                                    -----------    -----------
  Net cash used for financing activities             (1,290,000)    (2,160,000)
                                                    -----------    -----------

  Increase in cash and cash equivalents               4,880,000      2,010,000
  Cash and cash equivalents at beginning
    of year                                          14,754,000      8,347,000
                                                    -----------    -----------
  Cash and cash equivalents at end of quarter       $19,634,000    $10,357,000
                                                    ===========    ===========

  Supplemental information:
  Cash paid during the quarter for:
    Interest                                        $   451,000    $   473,000
    Income taxes                                          5,000         15,000
  Equipment acquired pursuant to capital
    leases                                            1,023,000      1,276,000




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

Note 2 - Balance sheet detail:

                                       September 10,    December 31,
                                           1995             1994
                                           ----             ----
Inventories:
  Raw materials and supplies            $  2,331,000    $  1,686,000
  Work in process                          4,366,000       8,048,000
  Finished goods                           5,376,000       5,500,000
                                        ------------    ------------
                                        $ 12,073,000    $ 15,234,000
                                        ============    ============
Property, plant and equipment:
  Leased building and building
    improvements                        $  1,602,000    $  1,602,000
  Leasehold improvements                  16,661,000      16,558,000
  Equipment                               74,787,000      72,763,000
  Furniture and fixtures                   1,698,000       1,680,000
  Construction in progress                 1,360,000         950,000
                                        ------------    ------------
                                          96,108,000      93,553,000
  Less accumulated depreciation          (82,845,000)    (78,170,000)
                                        ------------    ------------
                                        $ 13,263,000    $ 15,383,000
                                        ============    ============
Accrued expenses:
  Accrued wages and employee benefits   $  3,273,000    $  2,890,000
  Other accrued expenses                   4,241,000       3,989,000
                                        ------------    ------------
                                        $  7,514,000    $  6,879,000
                                        ============    ============



Accounts receivable:

         Accounts receivable at September 10, 1995 and December 31, 1994 are net of an allowance for doubtful accounts of $500,000.

                                  XICOR, INC.

                   Quarterly Period Ended September 10, 1995

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


         The following discussion should be read in conjunction with the accompanying financial information and notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1994 and is qualified in its entirety by the foregoing. The results of operations for the twelve and thirty-six weeks ended September 10, 1995 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         Sales for the third quarter of 1995 were $27.9 million, an increase of 20% over third quarter 1994 sales of $23.3 million and 9% over second quarter 1995 sales of $25.7 million. The sales growth in the third quarter of 1995 was due to strong 1995 bookings through the end of the quarter. While such bookings have also resulted in a higher next quarter shippable backlog at the beginning of the fourth quarter of 1995 than at the beginning of the prior quarter, sales growth for the balance of 1995 is contingent on bookings remaining strong.

         Gross profit as a percentage of sales was 38%, 39% and 41% for the first, second and third quarters of 1995, respectively, compared to 31%, 34% and 35% for the corresponding periods of 1994. The improvement over the 1994 quarters was due primarily to reduced depreciation expense and increased manufacturing efficiencies. The sequential quarterly gross profit percentage improvement during 1995 was due primarily to improved manufacturing efficiencies resulting principally from increased production volumes. Maintaining or increasing the gross profit percentage for the balance of 1995 is contingent upon product mix and prices and the successful execution of Xicor's plans to further improve manufacturing efficiencies.

         Research and development expenses were 14% of sales for the twelve and thirty-six weeks ended September 10, 1995, compared to 14% and 13% for the corresponding 1994 periods. Xicor is continuing to invest substantial funds in the development of innovative proprietary products and an advanced manufacturing process with the goal of further improving the gross profit percentage by increasing the proportion of higher margin proprietary products and by improving manufacturing efficiencies.

         Selling, general and administrative expenses as a percentage of sales remained relatively constant in the twelve and thirty-six weeks ended September 10, 1995 compared to the corresponding periods of 1994.

         Interest expense in each of the first three quarters of 1995 was relatively flat compared to the corresponding 1994 periods. Interest expense is expected to increase substantially in 1996 due to the planned financing of certain capital equipment additions.

         Interest income increased in each of the three quarters of 1995 compared to the corresponding quarters of 1994 primarily due to an increase in the average balance invested as a result of funds generated from operations.

         The provision for income taxes for the twelve and thirty-six weeks ended September 10, 1995 and September 11, 1994 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $38 million at December 31, 1994 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

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

         The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes.
The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes in 1995 and beyond, although there can be no assurances that such research and development efforts or new products will be successful.

         Due to the foregoing and other factors, past results are a much less reliable predictor of the future than is the case in many older, more stable and less dynamic industries. In addition, the securities of many high technology companies have historically been subject to extensive price and volume fluctuations which may adversely affect the market price of their common stock.

LIQUIDITY AND CAPITAL RESOURCES

         At September 10, 1995, Xicor had $30.6 million in cash, cash equivalents and short-term investments compared to $20.6 million at December 31, 1994. During the thirty-six weeks ended September 10, 1995, Xicor generated $13.4 million of cash from operating activities which was partially offset by principal payments on lease debt and equipment purchases.

         Planned capital expenditures for the balance of 1995 are presently expected to be approximately $14 million consisting principally of production equipment to support anticipated sales growth in 1996 and beyond. Initially some of this equipment will be used in the development of an advanced manufacturing process and related products currently under development. Lease financing has been arranged for approximately $8.5 million of the equipment. Xicor is presently investigating additional equipment financing. As of September 10, 1995 Xicor had entered into commitments for equipment purchases aggregating approximately $13.5 million.

         Xicor has a line of credit agreement with a financial institution that expires March 31, 1996, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 3% and is payable monthly. At September 10, 1995, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit.

         Management believes that currently available cash and equipment financing and expected cash flow from operations will be adequate to support Xicor's operations for the next twelve months.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 23, 1995 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 16,314,871 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

         (a)   The following persons were elected directors:

                                        Votes for         Votes withheld
                                        ----------        --------------
               Raphael Klein            15,956,518           358,353
               Julius Blank             16,111,518           203,353
               Hans G. Dill             16,112,218           202,653
               Andrew W. Elder          16,115,918           198,953
               S. Allan Kline           16,113,118           201,753

         (b) The following resolutions were submitted to a vote of the shareholders at the meeting:

               (1) To approve and ratify the Xicor, Inc. 1995 Director Option Plan.

               The resolution was passed, 14,628,413 shares voting in favor, 968,507 shares voting against, 175,506 shares abstaining and 542,445 broker non-votes.

               (2) To approve and ratify the Amended and Restated Xicor, Inc. 1990 Incentive and Non-Incentive Stock Option Plan.

               The resolution was passed, 14,321,826 shares voting in favor, 1,258,349 shares voting against, 192,251 shares abstaining and 542,445 broker non-votes.

               (3) To ratify the designation of Price Waterhouse LLP as independent accountants for the period ending December 31, 1995.

               The resolution was passed, 16,094,099 shares voting in favor, 168,816 shares voting against and 51,956 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  27  Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 10, 1995.


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


Date:  October 12, 1995