Form 10-K405
period 1995-12-31
XICOR INC
filed 1996-03-29
CIK 319191

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-9653

                                  XICOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2526781
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
              1511 BUCKEYE DRIVE
             MILPITAS, CALIFORNIA                                   95035
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 432-8888

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Paragraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (Common Stock, without par value) held by non-affiliates of the Registrant was approximately $117,142,837 on March 22, 1996.

     The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 18,541,277 on March 22, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in Parts II, III and IV of this Form 10-K Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995 and (2) Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Xicor, Inc. ("Xicor" or the "Company") designs, develops, manufactures and markets reprogrammable nonvolatile semiconductor memory devices for use in commercial, industrial and military applications. Xicor's E(2)PROMs (Electrically Erasable Programmable Read-Only Memories), SerialFlash(TM) (Xicor's trademark) memory devices and NOVRAMs (Xicor's acronym for its Nonvolatile Random Access Memories) serve as support products to microprocessors and microcontrollers. Xicor's series of products called E(2)POT(R) (Xicor's trademark) electronically controlled potentiometers incorporate Xicor's nonvolatile memory technology and are a replacement for mechanical potentiometers.

     Xicor's devices offer a comprehensive set of features to its customers. By virtue of their nonvolatility, Xicor's devices retain their information content when power is lost or turned off. Reprogramming is accomplished by "writing" over the old data without a need for first "erasing" the old data. Xicor's devices can be reprogrammed bit by bit or in larger groups of bits called "words" and "pages" without being removed from the system, all using the 5-volt power source common in microcontroller and microprocessor-based systems, or lower voltages, making them suitable for portable applications. Further, control and timing circuits are fully integrated "on-chip", thereby eliminating the need for such external support circuits. Xicor products are sold in a variety of packages, including plastic, ceramic and small outline surface mount packages for small footprint and height.

     The combination of reprogrammability and nonvolatility has enabled Xicor's customers to develop products which have characteristics that can be altered from a remote location by a technician or on-site by a non-technical user through a keyboard, or which are automatically self-calibrating, thereby reducing field service costs. Microcontroller and microprocessor-based products incorporating Xicor's devices can be customized by either the distributor or the end user subsequent to the production process. This simplifies production control, reduces the lead time required for such customization and permits lower inventory levels to be maintained. Xicor products also offer programmable security locks enabling system producers to prevent changes to embedded programs.

     Xicor's strategy is to continue to apply its electrically reprogrammable memory technology to develop innovative products combining nonvolatility and in-system data alterability. Xicor products are used by manufacturers of electronic products throughout the world in a wide range of applications, including telecommunications, consumer, computer, industrial, automotive and military products.

SEMICONDUCTOR MEMORY DEVICES

     A variety of currently available semiconductor memories offer different degrees of programming flexibility and the ability to retain data when power is lost or turned-off (nonvolatility). Read-Only Memories ("ROMs") have the data permanently programmed into the memory during the manufacturing process in accordance with customer specifications, necessitating long-range planning prior to introducing a new product incorporating ROMs. Since ROMs are nonvolatile, data is not lost when power is turned off, making ROMs suitable for applications in which the information is to be stored permanently and used repetitively. Random Access Memories ("RAMs"), unlike ROMs, can be reprogrammed repeatedly without being removed from the system; however, RAMs are volatile and lose their data without power. To partially bridge the gap between ROMs and RAMs, Programmable ROMs ("PROMs") were developed which are nonvolatile and are programmable one time after manufacture. However, programming a PROM is complex and in practice is only done at the factory or by distributors.

     The need for further programming flexibility led to the development of Electrically Programmable ROMs ("EPROMs"). EPROMs are nonvolatile and may be reprogrammed several times. However, reprogramming an EPROM is a two-step process, initially requiring ultraviolet light for erasure of the old data and then programming the new data into the EPROM using voltages higher than 5 volts, the voltage most common in microprocessor-based products. Since ultraviolet light and an auxiliary power source are required, the erasure and reprogramming generally are performed outside the system, thus requiring physical removal of the EPROM from the printed circuit board.

     Additional programming flexibility was provided with the development of E(2)PROMs, nonvolatile memories which do not require ultraviolet light for erasure of old data, thereby permitting the reprogramming to be electrically performed within the printed circuit board. Full featured E(2)PROMs offer full and simple reprogrammability utilizing 5 volts or lower voltages, thereby eliminating the need for an auxiliary higher voltage power source. Devices called Flash EPROMs have also been developed. Flash memories offer a middle ground in price and features between EPROMs, which can be reprogrammed only a limited number of times and only if removed from a system, and relatively more expensive parallel interface E(2)PROMs, in which any individual byte of data can be reprogrammed on the device in-system tens of thousands of times. In nonvolatile reprogrammable memory chips containing less than 256K bits, the memory cell array takes up less than half of the chip area and the support circuitry the balance. Accordingly, to date manufacturers of Flash EPROMs have focused on parallel interface high density devices where customers are willing to forego the ease of use of the full featured E(2)PROMs for lower cost of the Flash EPROMs or where the Flash EPROM has achieved higher density than the full featured E(2)PROM due to its smaller memory cell size.

     NOVRAMs were developed to combine the versatility and rapid data access of the RAM with the nonvolatility of the full featured E(2)PROM to allow the user to capture and retain continuously changing operating data upon command or in the event of power loss.

XICOR PRODUCTS AND APPLICATIONS

     Xicor's product line currently consists of E(2)PROMs, SerialFlash memory devices, NOVRAMs, and E(2)POT electronically controlled potentiometers, all of which are nonvolatile, are reprogrammable using only a 5-volt or lower power supply and eliminate the need for external control and timing circuits by integrating such circuits "on-chip". Xicor's products operate over a wide speed and temperature range and are sold in a variety of package options, including plastic, ceramic and surface mount. Both silicon-gate n-channel metal oxide silicon ("NMOS") technology and complementary metal oxide silicon ("CMOS") technology are utilized in manufacturing Xicor's devices, with the latter being the predominant technology due to its lower power consumption.

     Xicor's E(2)PROMs and NOVRAMs offer the designer of systems requiring field reprogrammable nonvolatile memories a choice between increased functionality and cost. Xicor's NOVRAMs combine a RAM with an E(2)PROM within the same chip, allowing the NOVRAM to operate at the high speeds of a RAM and, upon command or in the event of unexpected power failure, to transfer all data from the RAM to the E(2)PROM for nonvolatile storage. The complex dual-memory structure of the NOVRAM, while providing substantially greater functionality than the E(2)PROM, results in a significantly greater cost per memory bit.

     Xicor's SerialFlash memory devices offer smaller memory density than the typical parallel interface Flash EPROM produced by other manufacturers. SerialFlash devices have a serial interface, consume little power and operate well at low voltages making them well-suited for hand-held and portable applications.

     Xicor's E(2)POT electronically controlled potentiometers, incorporating Xicor's nonvolatile memory technology, provide the user with capabilities not readily available with either mechanical potentiometers or digital-to-analog circuits.

     For military applications, Xicor manufactures E(2)PROMs and NOVRAMs which are fully compliant with paragraph 1.2.1 of MIL-STD-883 Revision D for Class B products as well as various Standard Microcircuit Drawings.

  Applications

     Xicor's products are sold worldwide for a broad range of applications, including telecommunications, consumer, computer, industrial, automotive and military applications.

     Generally, mechanical components such as switches and potentiometers have been used to store alterable but nonvolatile data in various applications, such as set-up parameters in computer printers or configuration parameters in telephone systems, and to provide calibration constants in electronic measurement instruments. PROMs and EPROMs have been replacing such mechanical components, introducing the reliability of semiconductors and enhancing automated test and assembly. However, EPROMs and PROMs generally have to be physically removed from the printed circuit board in the event the program data stored in such devices must be corrected. Unlike mechanical components and PROMs and EPROMs, Xicor's devices permit parameters to be easily corrected without opening the system enclosure.

     The ease and flexibility with which Xicor's devices can be programmed allow a system incorporating such devices to be programmed after final production and reprogrammed in-the-field as required, either through a keyboard or from a remote location via telephone lines, satellite link or from a central database over a local area network. For example, a technician need no longer travel to the user's site to initialize a computer printer since this can be accomplished by the user through a keyboard. Similar advantages exist over products that incorporate batteries to provide nonvolatility to RAMs, since a site visit is still necessary to replace a run-down battery and then rewrite the data.

     The ease of reprogrammability of Xicor's E(2)PROMs, SerialFlash memory devices and NOVRAMs also permits customized features to be implemented at a late stage of the manufacturing process or at the point of distribution, thereby reducing the lead time required for such customization and permitting lower inventory levels to be maintained. Xicor's E(2)PROMs, SerialFlash memory devices and NOVRAMs further enhance productivity and minimize service costs by enabling microprocessor-based products to perform self-diagnostics, adjust and recalibrate themselves and then store the parameters in Xicor's nonvolatile memories until subsequent self-diagnostics and adjustment. Process controllers and other equipment subject to harsh environmental conditions, as well as measurement and data recording instruments which routinely require calibration, can thereby be kept constantly and automatically calibrated.

     Similarly, the E(2)POT potentiometer, as a solid state device, offers designers of equipment various benefits, including (i) automated assembly line calibration rather than mechanical "tweaking" of potentiometers; (ii) protection against parameter drift due to vibration or contamination; (iii) elimination of potentiometer access problems; and (iv) product enhancements such as keyboard adjustments for volume or brightness control and calibration of equipment from the front panel.

MARKETING AND SALES

     Xicor's products generally require long "design-in" cycles for customer applications with extensive field application engineering support by Xicor. Xicor considers close support of its customers' design efforts to be an important aspect of its marketing strategy.

     Xicor markets its products directly from its headquarters in Milpitas, California and from regional domestic and foreign sales offices. Products are also marketed domestically through a national network of independent sales representatives, each of which has been granted an exclusive sales territory, and through national and regional stocking distributors which also handle competitive products. Xicor's products are also marketed abroad through an international network of independent non-exclusive stocking sales representatives. Generally, sales to distributors and stocking sales representatives are made under agreements allowing rights of return and price protection on unsold merchandise. Xicor's policy is to defer recognition of sales and income on such shipments until the products are sold by the distributors and stocking sales representatives.

     During the years ended December 31, 1995, 1994 and 1993, Xicor's export sales constituted 47%, 50%, and 46%, respectively, of revenues. Xicor's export sales, which are generally denominated in U.S. currency, are subject to risks common to all export activities, including governmental regulation and the risk of imposition of tariffs or other trade barriers. Further, export sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce.

     One distributor accounted for 14% and 12% of Xicor's revenues in 1995 and 1994, respectively. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of Xicor's products. No other distributor or customer accounted for more than 10% of Xicor's annual revenues from 1993 to 1995.

     Although Xicor receives volume purchase orders, such orders do not necessarily result in sales as they are in most cases, consistent with industry practice, terminable by the customer without penalty. Consequently, backlog figures are not necessarily indicative of future sales.

MANUFACTURING

     Wafers are fabricated in Xicor's six-inch wafer fabrication plant in Milpitas, California. The wafer fabrication processes for Xicor's products are highly complicated, utilize numerous highly toxic and corrosive chemicals and gases, and require stringent control of many extremely precise steps, similar to those used in the semiconductor industry for the production of other large scale integrated circuits. These steps include complex processes such as microphotolithography, wet chemical and dry plasma etch, chemical vapor deposition, high temperature diffusion and oxidation, ion implantation and vacuum metallization, which are applied to silicon wafers to form several hundred to several thousand devices ("chips") per wafer depending on the product. Each chip, in turn, contains thousands to millions of individual transistors and other circuit elements. The sensitivity of the manufacturing process to dust and other contaminants requires the production process to take place in a highly controlled, clean environment. Xicor uses sophisticated computer-controlled testing equipment to test each chip on the wafer to identify those potentially meeting the desired electrical criteria.

     Although Xicor's manufacturing process is highly controlled, minute impurities, difficulties in the process or defects in the masks can cause wafers to be rejected or a substantial percentage of individual chips to be nonfunctional, a problem indigenous to the semiconductor industry. Xicor from time to time experiences a variety of technical problems in its manufacturing processes which adversely affect manufacturing yields until they are corrected. Maintaining and improving manufacturing yields is essential for profitability.

     Fabricated wafers are shipped for assembly to either a dedicated subcontract line in Taiwan or to other independent subcontractors located in South Korea and Thailand where the wafers are separated into individual chips. Each potentially functional chip is encapsulated in a plastic or ceramic package containing external leads to which the chip is connected by extremely fine wires. Completed packages then undergo inspection, sealing and limited testing. Xicor also makes limited use of assembly subcontractors in California to satisfy particular customer requirements and provide rapid turnaround for new product development.

     Most of the assembled devices undergo comprehensive electrical testing offshore at one of Xicor's independent subcontractors located in Taiwan, Thailand and South Korea. Currently most military and new products undergo such testing by Xicor at its facility in Milpitas, California. Quality assurance testing for all products is also performed in Milpitas prior to shipment to customers. In accordance with industry practice, Xicor provides a limited warranty for its devices against defects in materials and workmanship for periods ranging from 90 days to one year.

     Reliance on foreign assembly and test contractors and Xicor's maintenance of inventories and equipment at such contractors' facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, and changes in tariff and freight rates. In the event Xicor's foreign assembly and test operations, or air transportation to or from foreign contractors, were disrupted, Xicor's operations would be materially adversely affected.

     The principal raw materials utilized in the production process are polished silicon wafers, ultra-pure metals, chemicals and gases. Encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors or are purchased by Xicor and shipped to such contractors. Even though polished silicon wafers and certain ceramic packages were in tight supply during 1995, Xicor was able to obtain such materials in adequate quantities. However, should Xicor's current suppliers of these materials experience manufacturing difficulties or otherwise deliver insufficient quantities of such materials, Xicor may not be able to obtain such materials from other suppliers on a timely basis which would have a material adverse affect on Xicor's operations.

     Cost reduction is an important on-going activity at Xicor since continually lower selling prices are essential to maintain and improve Xicor's competitive position. Xicor's cost reduction program is designed to minimize defects, simplify testing and reduce the physical size of its chips.

  Compliance with Environmental Regulations

     The manufacture of semiconductors requires the use and storage of substantial amounts of toxic chemicals, solvents and gases. Government regulations impose various environmental controls on the storage, use and disposal of such materials. Such regulations have grown more complex and enforcement more rigorous and increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While Xicor to date has not experienced any materially adverse effect on its business from environmental regulations, there can be no assurance that changes in such regulations will not necessitate the acquisition of costly equipment or require costly procedures or process changes to be initiated.

RESEARCH AND DEVELOPMENT

     Xicor believes the continuing development of new and improved processes and products is essential to maintain its competitive position. Process development is an on-going activity designed to improve Xicor's technology. Product development is a difficult and lengthy process, the ultimate success of which is dependent upon Xicor's ability to transfer newly developed products to volume production in a timely fashion. There can be no assurance that any research and development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.

     Xicor's product development strategy is currently focused on developing proprietary microchips incorporating Xicor's programmable technology which enable customers to rapidly bring to market products with improved efficiency, features and maintainability. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process and consequently a significant percentage of revenues is again expected to be invested in research and development in 1996.

     During the years ended December 31, 1995, 1994 and 1993, Xicor expended $15,270,000, $14,085,000 and $12,847,000, respectively, on research and development. At December 31, 1995, 97 employees were engaged in research and development activities.

PATENTS AND LICENSES

     Xicor holds numerous United States patents and corresponding foreign patents covering various circuit designs and the structure of its devices. Further, additional patent applications for such products are pending in the United States and abroad. However, there can be no assurance that the patents granted or pending will provide Xicor with any meaningful protection. Similar to other semiconductor manufacturers, Xicor has granted licenses under its patents and may continue to do so in the future. Xicor believes that, due to the rapidly changing technology in the semiconductor industry, its future success will be dependent primarily upon the technical expertise and creative skills of its personnel rather than patent protection.

     As is the case with many companies in the semiconductor industry, it may become necessary or desirable for Xicor to obtain licenses relating to its products from others. Xicor has received notices claiming infringement of patents from several semiconductor manufacturers and other patent holders with respect to certain aspects of Xicor's processes, devices and equipment use and these matters are under investigation and review. Although patent holders typically offer licenses and Xicor has in prior years entered into license agreements, there can be no assurance that licenses can be obtained on acceptable terms or that in all cases the dispute will be resolved without costly litigation.

COMPETITION

     The semiconductor industry is highly competitive and characterized by steadily declining product prices. Numerous companies are currently selling products competitive with those of Xicor. Customers are extremely price sensitive and competitors often lower prices in an attempt to gain market share, causing responsive reductions by other manufacturers, including Xicor, and resulting in reduced profitability or losses. In addition to price, important elements of competition include product performance, quality and reliability, delivery capability, diversity of product line, application support, financial strength and the ability to respond rapidly to technological innovations. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development staffs. Further, the industry is characterized by rapid technological change and Xicor will be required to continually develop new and improved manufacturing processes and products to remain competitive.

EMPLOYEES

     At December 31, 1995 Xicor had 641 employees. None of the employees are represented by a labor organization and Xicor considers its employee relations to be good. Many of Xicor's employees are highly skilled and Xicor's success will depend in part on its ability to attract and retain such employees in the highly competitive semiconductor industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth each executive officer of Xicor, their ages (as of December 31, 1995) and office with Xicor:

           NAME              AGE                            OFFICE
---------------------------  ---    ------------------------------------------------------
Raphael Klein..............  52     President and Chairman of the Board
David J. Coakley...........  43     Vice President, Wafer Operations
Joseph Drori...............  50     Vice President, Product Design, Engineering, Quality
                                    and Reliability
Geraldine N. Hench.........  38     Vice President and Controller
Klaus G. Hendig............  56     Vice President, Finance and Administration and
                                    Chief Financial Officer
Timothy D. Kanemoto........  49     Vice President, Product Operations
Bruce W. Mattern...........  52     Vice President, Sales and Marketing
William H. Owen, III.......  47     Vice President, Technology Development and
                                    Intellectual Properties

     Raphael Klein, President and Chairman of the Board. Mr. Klein has been Xicor's President and a director since founding Xicor in August 1978, its Chairman of the Board since August 1982 and was its Chief Financial Officer from August 1980 to September 1987, with overall responsibility as chief executive officer for implementing its business plan. Mr. Klein received the degree of Master of Science in Physics from the Israeli Institute of Technology ("Technion") and is the inventor or co-inventor of two patented inventions.

     David J. Coakley, Vice President, Wafer Operations. Mr. Coakley joined Xicor in May 1991 as Director of Wafer Fabrication, and became Vice President, Wafer Operations in June 1994. Mr. Coakley has over 19 years of manufacturing and operations experience in the semiconductor industry. From July 1989 through May 1991 he was Director of Wafer Fabrication Operations at Seeq Technology. Prior thereto, Mr. Coakley held various management and engineering positions with Unisys, Monolithic Memories and National Semiconductor Corporation. Mr. Coakley received the Degree of Bachelor of Science in Physical Electronics from the Newcastle Polytechnic, United Kingdom.

     Joseph Drori, Vice President, Product Design, Engineering, Quality and Reliability. Mr. Drori has been employed by Xicor since October 1979 and became a Vice President in June 1988. Mr. Drori received the degree of Master of Science in Electrical Engineering from the University of California at Los Angeles and is the inventor or co-inventor of several patented inventions in the semiconductor field.

     Geraldine N. Hench, Vice President and Controller. Ms. Hench, a certified public accountant, has been employed by Xicor as its Corporate Controller since November 1987 and became a Vice President in June 1993. Ms. Hench received the degree of Bachelor of Science in Accounting from Santa Clara University.

     Klaus G. Hendig, Vice President, Finance and Administration and Chief Financial Officer. Mr. Hendig, a certified public accountant, has been employed by Xicor since February 1981 and became a Vice President in January 1983 and its Chief Financial Officer in September 1987. Mr. Hendig received the degree of Bachelor of Science in Accounting and Finance from San Jose State University.

     Timothy D. Kanemoto, Vice President, Product Operations. Mr. Kanemoto joined Xicor in January 1990, and became a Vice President in June 1994. He received the Degree of Bachelor of Science in Business Administration from California State University, Hayward.

     Bruce W. Mattern, Vice President, Sales and Marketing. Mr. Mattern has been employed by Xicor since October 1983 and became a Vice President in April 1990. Mr. Mattern received the degree of Bachelor of Science in Electrical Engineering from Pennsylvania State University.

     William H. Owen, III, Vice President, Technology Development and Intellectual Properties. Mr. Owen, one of Xicor's founders, joined Xicor in October 1978, shortly after its formation to aid in the development of its advanced memory devices, with principal responsibility for circuit design. Mr. Owen is presently involved in process development and patent activities. Mr. Owen received the degree of Master of Science in Electrical Engineering from the University of Wisconsin and is the inventor or co-inventor of several patented inventions in the semiconductor field.

INSURANCE

     Xicor presently carries various insurance coverages including property damage, business interruption and general liability including certain product liability coverage. As a result of the reduced availability of coverages and significantly increasing premium costs, Xicor has been unable to obtain pollution insurance at reasonable costs and limits. Xicor is also uninsured against earthquake risks.

ITEM 2.  PROPERTIES

     Xicor leases a 43,834 square foot facility in Milpitas, California which contains Xicor's silicon wafer fabrication and process technology and research and development operations. The lease, which expires in 2001, provides for an annual base rental of $554,556, with an escalation in 1996 to reflect the percentage increase in the consumer price index during the prior 60 months, not to exceed 15% for such 60 month period, and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has three successive five-year renewal options upon the same terms and conditions. This lease has been accounted for as a capital lease.

     Xicor leases a 55,767 square foot facility near its wafer fabrication facility which houses its product testing operations and a small quick-turn assembly line. The lease, which expires in 1999, provides for an annual base rental of $401,520. Xicor has a five-year renewal option upon the same terms and conditions, except that the rental will be 95% of the then market rental rate in the industrial park where the property is located.

     Xicor also leases a 73,622 square foot facility constructed to its specifications adjacent to its existing wafer fabrication facility. This facility, which could potentially be used for future expansion of silicon wafer fabrication, presently houses Xicor's design and reliability operations and executive, marketing and administrative offices and also serves as Xicor's main stockroom. This lease expires in 2000 and provides for an annual base rental of $1,285,776 and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has three successive five-year renewal options upon the same terms and conditions at increased rental rates based on the consumer price index, not to exceed 15% for the prior five-year period.

     Xicor believes that its existing facilities should be adequate for its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Xicor is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The information required by this Item is incorporated by reference to page 17 of the Company's 1995 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1995, which appears on page 16 of the Company's 1995 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 4 to 7 of the Company's 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 24, 1996, appearing on pages 8 to 15 and the financial information by quarter appearing on page 17 of the Company's 1995 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
---------------
     With the exception of the information incorporated in Items 5,6,7,8 and 14 of Parts II and IV of this Form 10-K, the Company's 1995 Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Company's Proxy Statement.

     The information concerning the Company's executive officers required by this Item is included in Part I hereof entitled "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Election of Directors" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Xicor, Inc. and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1995 Annual Report to Shareholders:

                                                                                      PAGE IN
                                                                                      ANNUAL
                                                                                      REPORT
                                                                                      -------
        Consolidated Statements of Operations for the three years ended December 31,
          1995......................................................................       9
        Consolidated Balance Sheets as of December 31, 1995 and 1994................       8
        Consolidated Statements of Shareholders' Equity for the three years ended
          December 31, 1995.........................................................      11
        Consolidated Statements of Cash Flows for the three years ended December 31,
          1995......................................................................      10
        Notes to Consolidated Financial Statements..................................   12-15
        Report of Independent Accountants...........................................      15

     (2) FINANCIAL STATEMENT SCHEDULES.

                                                                                       PAGE
                                                                                       -----
        Report of Independent Accountants on Financial Statement Schedule............     10
        II -- Valuation and Qualifying Accounts......................................     13

          All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     (3) EXHIBITS. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

     (b) REPORTS ON FORM 8-K

     None.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Xicor, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 24, 1996, appearing on page 15 of the 1995 Annual Report to Shareholders of Xicor, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
San Jose, California
January 24, 1996

                                  XICOR, INC.

                               INDEX TO EXHIBITS
                                  ITEM 14(A)3.

EXHIBIT
NUMBER                                       DESCRIPTION
------  -------------------------------------------------------------------------------------
  3.1   Amended and Restated Articles of Incorporation dated December 9, 1987 filed as
        Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
  3.2   By-Laws, as amended to date, filed as Exhibit 3.2 with Form 10-K for the year ended
        December 31, 1987, is hereby incorporated by reference.
 10.1   Non-Qualified (Non-Incentive) and Incentive Stock Option Plan as amended as of
        December 31, 1987 filed as Exhibit 10.1 with Form 10-K for the year ended December
        31, 1987, is hereby incorporated by reference.
 10.1A  Amended and Restated Xicor, Inc. 1990 Incentive and Non-incentive Stock Option Plan is filed herewith as Exhibit 10.1A.
 10.2   Lease dated July 2, 1980, Exhibit 13-E of the Exhibits filed with Form S-1
        Registration Statement, File No. 2-69109, is hereby incorporated by reference.
 10.2A  Amendment to lease dated July 2, 1980 filed as Exhibit 10.2A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
 10.3   Lease dated November 23, 1983, Exhibit 1 of the Exhibits filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
 10.3A  Amendment to lease dated November 23, 1983 filed as Exhibit 10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
 10.4   Lease dated February 15, 1984, Exhibit 10(v) of the Exhibits filed with Form 10-K for the year ended December 31, 1984, is hereby incorporated by reference.
 10.4A  Amendment to lease dated February 15, 1984 filed as Exhibit 10.4A with Form 10-K for the year ended December 31, 1994, is herein incorporated by reference.
 10.6   Form of Indemnification Agreement entered into between Xicor, Inc. and each of its
        Officers and Directors filed as Exhibit 10.10 with Form 10-K for the year ended
        December 31, 1987, is hereby incorporated by reference.
 10.7   Lingsen-Xicor Dedicated Production Agreement dated September 21, 1988 as amended on
        March 11, 1989, April 14, 1989 and September 8, 1989 filed as Exhibit 10.8 with Form
        10-K for the year ended December 31, 1989, is hereby incorporated by reference.
 10.8   Loan and Security Agreement dated March 10, 1993 with CoastFed Business Credit
        Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31,
        1992, is hereby incorporated by reference.
 10.8A  Amendment to Loan and Security Agreement dated February 26, 1996 is filed herewith as
        Exhibit 10.8A.
 10.9   Xicor, Inc. 1995 Director Option Plan is filed herewith as Exhibit 10.9.
 11.1   Statement of Computation of Earnings (Loss) Per Share.
 13.1   Pertinent pages of the 1995 Annual Report to Shareholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
 21.    List of Subsidiaries.
 23.    Consent of Price Waterhouse LLP.
 24.    Powers of Attorney (included on the signature pages hereof).
 27.    Financial Data Schedule.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MILPITAS, STATE OF CALIFORNIA, ON THE 22ND DAY OF MARCH 1996.

                                          XICOR, INC.
                                          Registrant

                                          By /s/        RAPHAEL KLEIN

                                            ------------------------------------
                                                       Raphael Klein
                                            Chairman of the Board and President
                                               (Principal Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raphael Klein and Klaus G. Hendig, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------
        /s/ RAPHAEL KLEIN                       Chairman of the Board and        March 22, 1996
--------------------------------------------     President
           (Raphael Klein)                       (Principal Executive Officer)


       /s/ JULIUS BLANK                         Director                         March 22, 1996
---------------------------------------------
          (Julius Blank)


       /s/ HANS G. DILL                         Director                         March 22, 1996
---------------------------------------------
         (Hans G. Dill)


       /s/ ANDREW W. ELDER                      Director                         March 22, 1996
---------------------------------------------
         (Andrew W. Elder)


       /s/ S. ALLAN  KLINE                      Director                         March 22, 1996
---------------------------------------------
        (S. Allan Kline)


       /s/ KLAUS G. HENDIG                      Vice President, Finance and      March 22, 1996
---------------------------------------------    Administration
        (Klaus G. Hendig)                        (Principal Financial Officer)


       /s/ GERALDINE N. HENCH                   Vice President and Controller    March 22, 1996
---------------------------------------------    (Principal Accounting
         (Geraldine N. Hench)                    Officer)

                                  XICOR, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT     CHARGED TO                     BALANCE
                                           BEGINNING      COSTS AND                       AT END
               DESCRIPTION                 OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
-----------------------------------------  ----------     ----------     ----------     ----------
Allowance for doubtful accounts:
  Year ended December 31, 1993...........   $500,000      $4,000         $(4,000)       $500,000
  Year ended December 31, 1994...........    500,000          --              --         500,000
  Year ended December 31, 1995...........    500,000          --              --         500,000