Form 10-Q
period 1996-03-31
XICOR INC
filed 1996-05-10
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    --------------

                              ---------------------

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

                    Yes    x         No
                        -------         -------

                 NUMBER OF SHARES OUTSTANDING AT MARCH 31, 1996
                                   18,547,152

                               Page 1 of 11 Pages

                                   XICOR, INC.

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 1996

                                     PART I

                              FINANCIAL INFORMATION

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                March 31,       December 31,
                                                  1996              1995
                                                  ----              ----
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                   $ 18,294,000    $ 17,259,000
  Short-term investments                        18,158,000      18,136,000
  Accounts receivable                           15,762,000      13,430,000
  Inventories                                   12,907,000      11,977,000
  Prepaid expenses and other
    current assets                               1,528,000         902,000
                                              ------------     -----------

                  Total current assets          66,649,000      61,704,000

Property, plant and equipment, at
  cost less accumulated depreciation            24,964,000      17,369,000
Other assets                                       414,000         366,000
                                              ------------    ------------
                                              $ 92,027,000    $ 79,439,000
                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  7,335,000    $  6,128,000
  Accrued expenses                               6,631,000       8,174,000
  Deferred income on shipments
    to distributors                             16,231,000      13,394,000
  Current portion of long-term
    obligations                                  5,039,000       3,483,000
                                              ------------    ------------

           Total current liabilities            35,236,000      31,179,000
                                              ------------    ------------

Long-term obligations                           10,809,000       5,229,000
                                              ------------    ------------
Shareholders' equity:
  Preferred stock; 5,000,000
    shares authorized                               --              --
  Common stock; 75,000,000 shares
    authorized; 18,547,152 and
    18,524,202 shares outstanding              122,503,000     122,431,000
  Accumulated deficit                          (76,521,000)    (79,400,000)
                                              ------------    ------------
                                                45,982,000      43,031,000
                                              ------------    ------------
                                              $ 92,027,000    $ 79,439,000
                                              ============    ============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Thirteen weeks       Twelve weeks
                                             ended               ended
                                        March 31, 1996       March 26, 1995
                                        --------------       --------------
Net sales                                 $28,642,000          $23,535,000
Cost of sales                              17,771,000           14,562,000
                                          -----------          -----------
  Gross profit                             10,871,000            8,973,000
                                          -----------          -----------
Operating expenses:
  Research and development                  3,460,000            3,458,000
  Selling, general and administrative       4,651,000            4,342,000
                                          -----------          -----------
                                            8,111,000            7,800,000
                                          -----------          -----------

Income from operations                      2,760,000            1,173,000
Interest expense                             (234,000)            (153,000)
Interest income                               473,000              279,000
                                          -----------          -----------

Income before income taxes                  2,999,000            1,299,000
Provision for income taxes                    120,000               66,000
                                          -----------          -----------

Net income                                $ 2,879,000          $ 1,233,000
                                          ===========          ===========

Net income per common share               $       .15          $       .07
                                          ===========          ===========

Average common shares and equivalents      19,429,000           18,362,000
                                          ===========          ===========


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Thirteen weeks   Twelve weeks
                                                    ended            ended
                                                March 31, 1996  March 26, 1995
                                                --------------  --------------
Cash flows from operating activities:
Net income                                      $  2,879,000    $  1,233,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                1,761,000       1,958,000
      Changes in assets and liabilities:
        Accounts receivable                       (2,332,000)     (2,238,000)
        Inventories                                 (930,000)      2,096,000
        Prepaid expenses and other
          current assets                            (626,000)       (153,000)
        Other assets                                 (48,000)           --
        Accounts payable and accrued expenses       (336,000)       (321,000)
        Deferred income on shipments
          to distributors                          2,837,000         459,000
                                                ------------    ------------
Net cash provided by operating activities          3,205,000       3,034,000
                                                ------------    ------------

Cash flows from investing activities:
  Investments in plant and equipment, net         (1,209,000)       (340,000)
  Purchases of short-term investments            (11,377,000)     (3,006,000)
  Maturities of short-term investments            11,355,000       2,000,000
                                                ------------    ------------
Net cash used for investing activities            (1,231,000)     (1,346,000)
                                                ------------    ------------

Cash flows from financing activities:
  Repayments of long-term obligations             (1,011,000)       (656,000)
  Proceeds from sale of common stock
    to employees                                      72,000           7,000
                                                ------------    ------------
Net cash used for financing activities              (939,000)       (649,000)
                                                ------------    ------------

Increase in cash and cash equivalents              1,035,000       1,039,000
Cash and cash equivalents at beginning
  of year                                         17,259,000      14,754,000
                                                ------------    ------------
Cash and cash equivalents at end of quarter     $ 18,294,000    $ 15,793,000
                                                ============    ============

Supplemental information:
Cash paid during the period for:
  Interest expense                              $    234,000    $    165,000
  Income taxes                                        68,000            --
Equipment acquired pursuant to long-term
  obligations                                      8,147,000         110,000




          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                   (Unaudited)

Note 1 - The Company:

     In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with Xicor's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission.

Note 2 - Adoption of New Quarterly Accounting Calendar:

     Since inception, Xicor's quarterly accounting periods have consisted of three 12-week quarters and one 16-week fourth quarter. To make comparative analysis easier for Xicor shareholders and other potential investors, beginning in 1996 Xicor's quarterly accounting periods are being changed to four even 13-week quarters. Xicor's fiscal year, which ends on the Sunday nearest December 31, will not change. In 1996, Xicor's quarters end on March 31, June 30, September 29 and December 29.

Note 3 - Balance sheet detail:

                                                March 31,      December 31,
                                                  1996             1995
                                                  ----             ----
Inventories:
  Raw materials and supplies                  $  5,339,000    $  3,996,000
  Work in process                                3,210,000       3,497,000
  Finished goods                                 4,358,000       4,484,000
                                              ------------    ------------
                                              $ 12,907,000    $ 11,977,000
                                              ============    ============
Property, plant and equipment:
  Leased building and building improvements   $  1,602,000    $  1,602,000
  Leasehold improvements                        16,699,000      16,679,000
  Equipment                                     80,213,000      76,981,000
  Furniture and fixtures                         1,697,000       1,699,000
  Construction in progress                      10,991,000       5,245,000
                                              ------------    ------------
                                               111,202,000     102,206,000
  Less accumulated depreciation                (86,238,000)    (84,837,000)
                                              ------------    ------------
                                              $ 24,964,000    $ 17,369,000
                                              ============    ============
Accrued expenses:
  Accrued wages and employee benefits         $  2,598,000    $  4,089,000
  Other accrued expenses                         4,033,000       4,085,000
                                              ------------    ------------
                                              $  6,631,000    $  8,174,000
                                              ============    ============

Accounts receivable:

     Accounts receivable at March 31, 1996 and December 31, 1995 are net of an allowance for doubtful accounts of $500,000.

                                   XICOR, INC.

                      Quarterly Period Ended March 31, 1996
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

     The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1995 and is qualified in its entirety by the foregoing. The results of operations for the thirteen weeks ended March 31, 1996 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

     Sales for the 13-week first quarter of 1996 were $28.6 million compared to $23.5 million for the 12-week first quarter of 1995. Sales for the first quarter of 1996 were slightly below the 1995 fourth quarter run rate due to equipment capacity limitations and related manufacturing inefficiencies that arose during the fourth quarter. Starting in the fourth quarter of 1995 and continuing through the first half of 1996, additional wafer production and test equipment has been and is being installed to increase capacity and productivity. Increased wafer output, which we started seeing at the end of the first quarter is expected to lead to sales growth in the second quarter of 1996.

     Gross profit as a percentage of sales was 38% for both the first quarter of 1996 and the first quarter of 1995. Maintaining or increasing the gross profit percentage for the balance of 1996 is contingent upon increased sales, product mix and prices and successful execution of Xicor's plans to increase manufacturing capacity and further improve manufacturing efficiencies.

     Research and development expenses were 12% of sales for the first quarter of 1996 compared to 15% for the first quarter of 1995. The decrease in research and development costs as a percentage of sales is primarily due to the transfer to production of certain new products which had previously been under development. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process and consequently a larger amount of funds is expected to be invested in research and development in 1996 than was invested in 1995.

     The level of selling, general and administrative expenses remained relatively constant in absolute dollars, but decreased as a percentage of sales in the first quarter of 1996 compared to the first quarter of 1995 due to ongoing cost control measures and the increased sales levels.

     Interest expense increased in the first quarter of 1996 compared to the 1995 first quarter level due to the financing of $4.7 million of capital equipment acquisitions during the latter part of 1995 and $8.1 million in the first quarter of 1996. Interest expense for the remaining 1996 quarters is expected to increase over the first quarter level due to the financing of the 1996 first quarter additions and the planned financing of additional capital equipment acquisitions during the balance of 1996.

     Interest income increased in the first quarter of 1996 compared to the first quarter of 1995 due to an increase in the average balance invested caused primarily by funds generated from operations in 1995 and the first quarter of 1996.

     The provision for income taxes for the first quarter of both 1995 and 1996 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $34 million at December 31, 1995 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectation of increased capacity, productivity, wafer output and manufacturing efficiencies in 1996 and anticipated sales growth in 1996 and beyond. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, improvements in manufacturing efficiencies, the timely development of new products and processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and Part I, Item
1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE RESULTS

     The semiconductor industry is highly competitive and characterized by rapidly changing technology and steadily declining product prices. Xicor's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by Xicor and competitors), availability of new manufacturing technologies, the ability to secure intellectual property rights in a rapidly evolving market and the ability to have an appropriate amount of production capacity in a timely manner. The sales level in any specific quarter is also a function of orders received during that quarter, as customers continue to shorten lead times for purchase commitments. Consistent with industry practice, customer orders are generally subject to cancellation by the customer without penalty. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development staffs.

     The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes in 1996 and beyond, although there can be no assurances that such research and development efforts or new products will be successful.

     Due to the foregoing and other factors, past results are a much less reliable predictor of the future than is the case in many older, more stable and less dynamic industries. In addition, the securities of many high technology companies, including Xicor, have historically been subject to extensive price and volume fluctuations that may adversely affect the market price of their common stock.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, Xicor had $36.5 million in cash, cash equivalents and short-term investments compared to $35.4 million at December 31, 1995. The increase was caused principally by $3.2 million of cash generated from operating activities, partially offset by equipment acquisitions of $1.2 million and long-term debt repayments of $1.0 million.

     Capital expenditures for the balance of 1996 are presently planned at approximately $15 million consisting principally of production equipment to support anticipated sales growth in 1996 and beyond. Xicor is presently investigating additional equipment financing for the majority of the acquisitions. At March 31, 1996, Xicor had entered into commitments for equipment purchases and leasehold improvements aggregating approximately $4 million.

     Xicor has a line of credit agreement with a financial institution that expires March 31, 1997, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At March 31, 1996, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash, expected cash flow from operations and equipment financing will be adequate to support Xicor's operations for the next twelve months.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             XICOR, INC., a
                             California Corporation

                             By /s/      Raphael Klein
                                ---------------------------
                             Raphael Klein
                             President
                             (Principal Executive Officer)

                             By /s/      Klaus G. Hendig
                                ---------------------------
                             Klaus G. Hendig
                             Vice President, Finance
                             and Administration
                             (Principal Financial Officer)

Date:  May 10, 1996