Form 10-Q
period 1996-06-30
XICOR INC
filed 1996-08-06
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________to_____________

                                 _______________

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

                    Yes      x                         No
                          -------                          --------

                  NUMBER OF SHARES OUTSTANDING AT JUNE 30, 1996
                                   18,705,802

                               Page 1 of 11 Pages

                                   XICOR, INC.

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 1996

                                     PART I

                              FINANCIAL INFORMATION

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   June 30,             December 31,
                                                                     1996                   1995
                                                                     ----                   ----
                                                                 (Unaudited)

Current assets:
  Cash and cash equivalents                                      $  19,441,000        $  17,259,000
  Short-term investments                                            19,018,000           18,136,000
  Accounts receivable                                               13,244,000           13,430,000
  Inventories                                                       14,236,000           11,977,000
  Prepaid expenses and other current assets                          1,801,000              902,000
                                                                 -------------        -------------

                  Total current assets                              67,740,000           61,704,000

Property, plant and equipment, at cost less
  accumulated depreciation                                          30,662,000           17,369,000
Other assets                                                           419,000              366,000
                                                                 -------------        -------------
                                                                 $  98,821,000        $  79,439,000
                                                                 =============        =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   7,520,000        $   6,128,000
  Accrued expenses                                                   7,550,000            8,174,000
  Deferred income on shipments to distributors                      14,345,000           13,394,000
  Current portion of long-term obligations                           5,889,000            3,483,000
                                                                 -------------        -------------

                  Total current liabilities                         35,304,000           31,179,000
                                                                 -------------        -------------

Long-term obligations                                               13,642,000            5,229,000
                                                                 -------------        -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                              --                   --
  Common stock; 75,000,000 shares authorized;
    18,705,802 and 18,524,202 shares outstanding                   123,021,000          122,431,000
  Accumulated deficit                                              (73,146,000)         (79,400,000)
                                                                 -------------        -------------
                                                                    49,875,000           43,031,000
                                                                 -------------        -------------
                                                                 $  98,821,000        $  79,439,000
                                                                 =============        =============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Thirteen weeks      Twelve weeks        Twenty-six weeks  Twenty-four weeks
                                       ended              ended                ended              ended
                                  June 30, 1996      June 18, 1995         June 30, 1996      June 18, 1995
                                  -------------      -------------         -------------      -------------
Net sales                         $ 31,306,000        $ 25,683,000        $ 59,948,000        $ 49,218,000
Cost of sales                       18,947,000          15,696,000          36,718,000          30,258,000
                                  ------------        ------------        ------------        ------------
  Gross profit                      12,359,000           9,987,000          23,230,000          18,960,000
                                  ------------        ------------        ------------        ------------

Operating expenses:
  Research and development           3,726,000           3,459,000           7,186,000           6,917,000
  Selling, general and
    administrative                   5,252,000           4,592,000           9,903,000           8,934,000
                                  ------------        ------------        ------------        ------------
                                     8,978,000           8,051,000          17,089,000          15,851,000
                                  ------------        ------------        ------------        ------------

Income from operations               3,381,000           1,936,000           6,141,000           3,109,000
Interest expense                      (348,000)           (138,000)           (582,000)           (291,000)
Interest income                        482,000             335,000             955,000             614,000
                                  ------------        ------------        ------------        ------------

Income before income taxes           3,515,000           2,133,000           6,514,000           3,432,000
Provision for income taxes             140,000             107,000             260,000             173,000
                                  ------------        ------------        ------------        ------------

Net income                        $  3,375,000        $  2,026,000        $  6,254,000        $  3,259,000
                                  ============        ============        ============        ============

Net income per common share       $        .17        $        .11        $        .32        $        .18
                                  ============        ============        ============        ============

Average common
  shares and equivalents            19,903,000          18,791,000          19,709,000          18,595,000
                                  ============        ============        ============        ============












          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Twenty-six weeks      Twenty-four weeks
                                                                   ended                  ended
                                                               June 30, 1996          June 18, 1995
                                                               -------------          -------------
Cash flows from operating activities:
Net income                                                    $  6,254,000           $  3,259,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                              3,662,000              3,730,000
      Changes in assets and liabilities:
        Accounts receivable                                        186,000             (2,888,000)
        Inventories                                             (2,259,000)             2,449,000
        Prepaid expenses and other current assets                 (899,000)              (153,000)
        Other assets                                               (53,000)                    --
        Accounts payable and accrued expenses                      768,000                114,000
        Deferred income on shipments to distributors               951,000              1,744,000
                                                              ------------           ------------
Net cash provided by operating activities                        8,610,000              8,255,000
                                                              ------------           ------------

Cash flows from investing activities:
  Investments in plant and equipment, net                       (3,882,000)            (1,442,000)
  Purchases of short-term investments                          (22,387,000)            (7,046,000)
  Maturities of short-term investments                          21,505,000              5,000,000
                                                              ------------           ------------
Net cash used for investing activities                          (4,764,000)            (3,488,000)
                                                              ------------           ------------

Cash flows from financing activities:
  Repayments of long-term obligations                           (2,254,000)            (1,336,000)
  Proceeds from sale of common stock to employees                  590,000                414,000
                                                              ------------           ------------
Net cash used for financing activities                          (1,664,000)              (922,000)
                                                              ------------           ------------

Increase in cash and cash equivalents                            2,182,000              3,845,000
Cash and cash equivalents at beginning of year                  17,259,000             14,754,000
                                                              ------------           ------------
Cash and cash equivalents at end of quarter                   $ 19,441,000           $ 18,599,000
                                                              ============           ============

Supplemental information:
Cash paid for:
  Interest expense                                            $    582,000           $    314,000
  Income taxes                                                     331,000                 30,000
Equipment acquired pursuant to long-term obligations            13,073,000                170,000

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

Note 2 - Adoption of New Quarterly Accounting Calendar:

         Through 1995, Xicor's quarterly accounting periods consisted of three 12-week quarters and one 16-week fourth quarter. To make comparative analysis easier for Xicor shareholders and other potential investors, beginning in 1996 Xicor's quarterly accounting periods were changed to four even 13-week quarters. Xicor's fiscal year, which ends on the Sunday nearest December 31, did not change. In 1996, Xicor's quarters end on March 31, June 30, September 29 and December 29.

Note 3 - Balance sheet detail:

                                                        June 30,             December 31,
                                                          1996                   1995
                                                          ----                   ----

Inventories:
  Raw materials and supplies                         $   5,365,000           $   3,996,000
  Work in process                                        3,889,000               3,497,000
  Finished goods                                         4,982,000               4,484,000
                                                     -------------           -------------
                                                     $  14,236,000           $  11,977,000
                                                     =============           =============
Property, plant and equipment:
  Leased building and building improvements          $   1,602,000           $   1,602,000
  Leasehold improvements                                16,756,000              16,679,000
  Equipment                                             90,504,000              76,981,000
  Furniture and fixtures                                 1,697,000               1,699,000
  Construction in progress                               8,130,000               5,245,000
                                                     -------------           -------------
                                                     $ 118,689,000           $ 102,206,000
  Less accumulated depreciation                        (88,027,000)            (84,837,000)
                                                     -------------           -------------
                                                     $  30,662,000           $  17,369,000
                                                     =============           =============
Accrued expenses:
  Accrued wages and employee benefits                $   3,369,000           $   4,089,000
  Other accrued expenses                                 4,181,000               4,085,000
                                                     -------------           -------------
                                                     $   7,550,000           $   8,174,000
                                                     =============           =============
Accounts receivable:


         Accounts receivable at June 30, 1996 and December 31, 1995 are presented net of an allowance for doubtful accounts of $500,000.

                                   XICOR, INC.

                      Quarterly Period Ended June 30, 1996
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1995 and is qualified in its entirety by the foregoing. The results of operations for the thirteen and twenty-six weeks ended June 30, 1996 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         All comparative comments that follow have taken into consideration the difference in the number of weeks for the respective periods.

         Sales for the 13-week second quarter of 1996 were $31.3 million compared to $25.7 million for the 12-week second quarter of 1995. Sales for the 26-week first half of 1996 were $59.9 million compared to $49.2 million for the 24-week first half of 1995. Additional production and test equipment brought on line in the fourth quarter of 1995 and the first half of 1996 increased capacity and resulted in an increased sales level for each of the first two quarters of 1996 over the 1995 quarters. This capacity increase also contributed to a 9% increase in sales from the first quarter to the second quarter of 1996. The Company is proceeding to bring on line additional equipment during the balance of the year to support further sales growth.

         Gross profit as a percentage of sales was 39% for both the second quarter and first half of 1996 and 1995. Maintaining or increasing the gross profit percentage for the balance of 1996 is contingent upon increased sales, product mix and prices and successful execution of Xicor's plans to further increase manufacturing capacity and manufacturing efficiencies.

         Research and development expenses were 12% of sales for the second quarter and first half of 1996 compared to 13% for the second quarter of 1995 and 14% for the first half of 1995. The decrease in research and development costs as a percentage of sales in 1996 is primarily due to the transfer to production of certain new products which had previously been under development. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process and consequently a larger amount of funds is expected to be invested in research and development in 1996 than was invested in 1995.

         The level of selling, general and administrative expenses increased slightly in absolute dollars, but decreased as a percentage of sales in the second quarter and first half of 1996 compared to the second quarter and first half of 1995 due to ongoing cost control measures and the increased sales levels.

         The level of interest expense increased in the second quarter and first half of 1996 compared to the second quarter and first half of 1995 due to the financing of $4.7 million of capital equipment acquisitions during the latter part of 1995 and $13.1 million in the first half of 1996. Interest expense for the remaining 1996 quarters is expected to increase over the second quarter level due to the financing of the 1996 first half additions and the planned financing of additional capital equipment acquisitions during the balance of 1996.

         The level of interest income increased in the second quarter and first half of 1996 compared to the second quarter and first half of 1995 due to an increase in the average balance invested caused primarily by funds generated from operations in 1995 and the first half of 1996.

         The provision for income taxes for the second quarter and first half of 1996 and 1995 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $34 million at December 31, 1995 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding increased capacity, improved manufacturing efficiencies and sales growth. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, improvements in manufacturing efficiencies, the timely development of new products and processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and Part I, Item 1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, Xicor had $38.5 million in cash, cash equivalents and short-term investments compared to $35.4 million at December 31, 1995. During the first half of 1996, Xicor generated $8.6 million of cash from operating activities which was partially offset by equipment purchases of $3.9 million and long-term debt repayments of $2.3 million. Xicor used long-term financing to acquire additional capital assets of $13.1 million during the first half of 1996.

         Capital expenditures for the balance of 1996 are presently planned at approximately $9 million consisting principally of production and test equipment to support sales growth. Xicor is presently investigating additional equipment financing for the majority of the planned acquisitions. At June 30, 1996, Xicor had entered into commitments for equipment purchases and leasehold improvements aggregating approximately $5 million.

         Xicor has a line of credit agreement with a financial institution that expires March 31, 1997, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At June 30, 1996, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash, expected cash flow from operations and equipment financing will be adequate to support Xicor's operations for the next twelve months.

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders.

                  On June 17, 1996 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 17,796,435 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

                  (a)      The following persons were elected directors:

                                              Votes for     Votes withheld
                                              ----------    --------------
                           Raphael Klein      16,987,770          808,665
                           Julius Blank       16,657,770        1,138,665
                           Hans G. Dill       16,771,570        1,024,865
                           Andrew W. Elder    16,784,270        1,012,165
                           S. Allan Kline     16,770,170        1,026,265

                  (b) The following resolutions were submitted to a vote of the shareholders at the meeting:

                           (1) To approve and ratify amendments to the Amended and Restated Xicor, Inc. 1990 Incentive and Non-Incentive Stock Option Plan including an increase in the number of shares of Common Stock issuable thereunder from 1,500,000 to 3,200,000.

                                    The resolution was passed 6,844,770 shares voting in favor, 2,423,355 shares voting against, 152,390 shares abstaining and 8,375,920 broker non-votes.

                           (2)      To ratify the designation of Price
                                    Waterhouse LLP as independent accountants for the period ending December 31, 1996. The resolution was passed, 17,007,568 shares voting in favor, 670,758 shares voting against and 118,109 shares abstaining.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                           10.6A    Amended form of Indemnification Agreements
                                    entered into between Xicor, Inc. and each of
                                    its officers and directors
                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

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

Date:  August 2, 1996