Form 10-Q
period 1996-09-29
XICOR INC
filed 1996-11-04
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

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

               NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 29, 1996
                                   18,804,752

                               Page 1 of 10 Pages

                                   XICOR, INC.

                                    FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 29, 1996

                                     PART I

                              FINANCIAL INFORMATION

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        September 29,         December 31,
                                                            1996                  1995
                                                        -------------         ------------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                             $  20,204,000        $  17,259,000
  Short-term investments                                   21,074,000           18,136,000
  Accounts receivable                                      13,388,000           13,430,000
  Inventories                                              16,263,000           11,977,000
  Prepaid expenses and other current assets                 1,570,000              902,000
                                                        -------------        -------------
                  Total current assets                     72,499,000           61,704,000

Property, plant and equipment, at cost less
  accumulated depreciation                                 32,217,000           17,369,000
Other assets                                                  336,000              366,000
                                                        -------------        -------------
                                                        $ 105,052,000        $  79,439,000
                                                        =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  10,460,000        $   6,128,000
  Accrued expenses                                          7,608,000            8,174,000
  Deferred income on shipments to distributors             13,697,000           13,394,000
  Current portion of  long-term obligations                 5,818,000            3,483,000
                                                        -------------        -------------
                  Total current liabilities                37,583,000           31,179,000
                                                        -------------        -------------

Long-term obligations                                      13,296,000            5,229,000
                                                        -------------        -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                   --                   --
  Common stock; 75,000,000 shares authorized;
     18,804,752 and 18,524,202 shares outstanding         123,257,000          122,431,000
  Accumulated deficit                                     (69,084,000)         (79,400,000)
                                                        -------------        -------------
                                                           54,173,000           43,031,000
                                                        -------------        -------------
                                                        $ 105,052,000        $  79,439,000
                                                        =============        =============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Thirteen weeks       Twelve weeks      Thirty-nine weeks   Thirty-six weeks
                                     ended               ended               ended               ended
                                 September 29,       September 10,       September 29,       September 10,
                                     1996                1995                1996                1995
                                --------------       -------------     -----------------   ----------------
Net sales                        $ 33,054,000        $ 27,931,000        $ 93,002,000        $ 77,149,000
Cost of sales                      19,474,000          16,569,000          56,192,000          46,827,000
                                 ------------        ------------        ------------        ------------
  Gross profit                     13,580,000          11,362,000          36,810,000          30,322,000
                                 ------------        ------------        ------------        ------------
Operating expenses:
  Research and development          3,971,000           3,981,000          11,157,000          10,898,000
  Selling, general and
    administrative                  5,478,000           4,718,000          15,381,000          13,652,000
                                 ------------        ------------        ------------        ------------
                                    9,449,000           8,699,000          26,538,000          24,550,000
                                 ------------        ------------        ------------        ------------
Income from operations              4,131,000           2,663,000          10,272,000           5,772,000
Interest expense                     (416,000)           (126,000)           (998,000)           (417,000)
Interest income                       517,000             377,000           1,472,000             991,000
                                 ------------        ------------        ------------        ------------
Income before income taxes          4,232,000           2,914,000          10,746,000           6,346,000
Provision for income taxes            170,000             148,000             430,000             321,000
                                 ------------        ------------        ------------        ------------
Net income                       $  4,062,000        $  2,766,000        $ 10,316,000        $  6,025,000
                                 ============        ============        ============        ============
Net income per
  common share                   $        .20        $        .14        $        .52        $        .32
                                 ============        ============        ============        ============
Average common shares
  and equivalents                  19,861,000          19,225,000          19,762,000          18,826,000
                                 ============        ============        ============        ============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Thirty-nine weeks    Thirty-six weeks
                                                               ended              ended
                                                        September 29, 1996  September 10, 1995
                                                        ------------------  ------------------
Cash flows from operating activities:
Net income                                                 $ 10,316,000        $  6,025,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                           5,809,000           5,346,000
      Changes in assets and liabilities:
        Accounts receivable                                      42,000          (5,493,000)
        Inventories                                          (4,286,000)          3,161,000
        Prepaid expenses and other current assets              (668,000)           (325,000)
        Other assets                                             30,000                --
        Accounts payable and accrued expenses                 3,766,000           2,260,000
        Deferred income on shipments to distributors            303,000           2,460,000
                                                           ------------        ------------
Net cash provided by operating activities                    15,312,000          13,434,000
                                                           ------------        ------------
Cash flows from investing activities:
  Investments in plant and equipment, net                    (6,560,000)         (2,203,000)
  Purchases of short-term investments                       (33,704,000)        (14,061,000)
  Maturities of short-term investments                       30,766,000           9,000,000
                                                           ------------        ------------
Net cash used for investing activities                       (9,498,000)         (7,264,000)
                                                           ------------        ------------
Cash flows from financing activities:
  Repayments of long-term obligations                        (3,695,000)         (2,086,000)
  Proceeds from sale of common stock to employees               826,000             796,000
                                                           ------------        ------------
Net cash used for financing activities                       (2,869,000)         (1,290,000)
                                                           ------------        ------------
Increase in cash and cash equivalents                         2,945,000           4,880,000
Cash and cash equivalents at beginning of year               17,259,000          14,754,000
                                                           ------------        ------------
Cash and cash equivalents at end of quarter                $ 20,204,000        $ 19,634,000
                                                           ============        ============
Supplemental information:
Cash paid for:
  Interest expense                                         $    998,000        $    451,000
  Income taxes                                                  501,000               5,000
Equipment acquired pursuant to long-term obligations         14,097,000           1,023,000

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

Note 3 - Balance sheet detail:

                                                September 29,      December 31,
                                                     1996               1995
                                                -------------      -------------
Inventories:
  Raw materials and supplies                    $   4,778,000      $   3,996,000
  Work in process                                   6,182,000          3,497,000
  Finished goods                                    5,303,000          4,484,000
                                                -------------      -------------
                                                $  16,263,000      $  11,977,000
                                                =============      =============
Property, plant and equipment:
  Leased building and building improvements     $   1,602,000      $   1,602,000
  Leasehold improvements                           16,911,000         16,679,000
  Equipment                                        91,905,000         76,981,000
  Furniture and fixtures                            1,698,000          1,699,000
  Construction in progress                          8,295,000          5,245,000
                                                -------------      -------------
                                                  120,411,000        102,206,000
  Less accumulated depreciation                   (88,194,000)       (84,837,000)
                                                -------------      -------------
                                                $  32,217,000      $  17,369,000
                                                =============      =============
Accrued expenses:
  Accrued wages and employee benefits           $   2,939,000      $   4,089,000
  Other accrued expenses                            4,669,000          4,085,000
                                                -------------      -------------
                                                $   7,608,000      $   8,174,000
                                                =============      =============

Accounts receivable:

         Accounts receivable at September 29, 1996 and December 31, 1995 are presented net of an allowance for doubtful accounts of $500,000.

                                   XICOR, INC.

                    Quarterly Period Ended September 29, 1996
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1995 and is qualified in its entirety by the foregoing. The results of operations for the thirteen and thirty-nine weeks ended September 29, 1996 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         All comparative comments that follow consider the difference in the number of weeks for the respective periods.

         Sales for the 13-week third quarter of 1996 were $33.1 million compared to $27.9 million for the 12-week third quarter of 1995. Sales for the 39-week period ended September 29, 1996 were $93.0 million compared to $77.1 million for the 36-week period of 1995. Production and test equipment brought on-line in the fourth quarter of 1995 and in 1996 increased capacity and contributed to sequential sales increases in the second and third quarters of 1996 and the increased sales level for each of the first three quarters of 1996 over the comparable 1995 quarters. The Company is proceeding to bring on-line additional equipment during the balance of the year to support further sales growth.

         Gross profit as a percentage of sales was 41% and 40% for the third quarter and year-to-date period ended September 29, 1996, respectively, compared to 41% and 39% for the corresponding periods of 1995. Maintaining or increasing the gross profit percentage for the balance of 1996 and thereafter is contingent upon increased sales, product mix and prices and successful execution by Xicor of its plans to further increase manufacturing capacity and improve manufacturing efficiencies.

        Research and development expenses were 12% of sales for the third quarter and year-to-date period ended September 29, 1996 compared to 14% for the corresponding 1995 periods. The decrease in research and development costs as a percentage of sales in 1996 was primarily due to the transfer to production of certain new products which had previously been under development and the effect of higher sales. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process technology and consequently a larger amount of funds is expected to be invested in research and development in 1997 than in 1995 or 1996.

         Selling, general and administrative expenses as a percentage of sales remained relatively constant in the third quarter and year-to-date period ended September 29, 1996 compared to the corresponding periods of 1995. The increase in absolute dollars was primarily due to the increased sales levels.

         Interest expense increased in each of the three quarters of 1996 compared to the corresponding 1995 quarters due to the financing of $4.7 million of capital equipment acquisitions during the latter part of 1995 and $14.1 million in the first three quarters of 1996. Interest expense for the fourth quarter of 1996 is expected to increase over the third quarter level due to the planned financing of additional capital equipment acquisitions during the fourth quarter of 1996.

         Interest income increased in each of the three quarters of 1996 compared to the corresponding 1995 quarters due to an increase in the average balance invested caused primarily by funds generated from operations in 1995 and the first three quarters of 1996.

         The provision for income taxes for each of the three quarters of 1996 and 1995 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $34 million at December 31, 1995 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding increased capacity, improved manufacturing efficiencies and sales growth. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, manufacturing efficiencies, the timely development of new products and processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and Part I, Item
1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE RESULTS

         The semiconductor industry is highly competitive and characterized by rapidly changing technology and steadily declining product prices. Xicor's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by Xicor and competitors), availability of new manufacturing technologies, the ability to secure intellectual property rights in a rapidly evolving market and the ability to have an appropriate amount of production capacity in a timely manner. The sales level in any specific quarter is also a function of orders received during that quarter, as customers continue to shorten lead times for purchase commitments. Consistent with industry practice, customer orders are generally subject to cancellation by the customer without penalty. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development capabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 29, 1996, Xicor had $41.3 million in cash, cash equivalents and short-term investments compared to $35.4 million at December 31, 1995. During the first three quarters of 1996, Xicor generated $15.3 million of cash from operating activities which was partially offset by equipment purchases of $6.6 million and long-term debt repayments of $3.7 million. Xicor used long-term financing to acquire additional capital assets of $14.1 million during the thirty-nine weeks ended September 29, 1996.

         Capital expenditures for the balance of 1996 are planned at approximately $8 million, $5.4 million of which had been committed as of September 29, 1996. As of September 29, 1996, Xicor had entered into additional equipment purchase commitments for delivery in 1997 aggregating approximately $5.6 million. The acquisitions consist principally of production and test equipment to support sales growth. Xicor is investigating equipment financing for the majority of these acquisitions.

         Xicor has a line of credit agreement with a financial institution that expires March 31, 1997, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At September 29, 1996, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash, expected cash flow from operations and equipment financing will be adequate to support Xicor's operations for the next twelve months.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits:

               27   Financial Data Schedule

         (b)   Reports on Form 8-K:

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 29, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            XICOR, INC., a
                                            California Corporation

                                            By /s/ Raphael Klein
                                               -----------------------------
                                            Raphael Klein
                                            President
                                            (Principal Executive Officer)

                                            By /s/ Klaus G. Hendig
                                               -----------------------------
                                            Klaus G. Hendig
                                            Vice President, Finance
                                            and Administration
                                            (Principal Financial Officer)

Date:  November 1, 1996