Form 10-K405
period 1996-12-31
XICOR INC
filed 1997-03-27
CIK 319191

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-9653
                            ------------------------

                                  XICOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-2526781
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

              1511 BUCKEYE DRIVE                                  95035
             MILPITAS, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 432-8888

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        COMMON STOCK, WITHOUT PAR VALUE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (Common Stock, without par value) held by non-affiliates of the Registrant was approximately $125,041,208 on March 21, 1997.

     The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 18,902,252 on March 21, 1997.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in Parts II, III and IV of this Form 10-K Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 and (2) Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders.
================================================================================

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors listed in the "Factors Affecting Future Results" section of "Management's Discussion & Analysis of Financial Conditions and Results of Operations" which is incorporated by reference in Part II, Item 7. of this report and the risk factors included in Item 1. below.

ITEM 1.  BUSINESS

     Xicor, Inc. ("Xicor" or the "Company") designs, develops, manufactures and markets reprogrammable nonvolatile semiconductor memory devices for use in commercial, industrial and military applications. Xicor's E(2)PROMs (Electrically Erasable Programmable Read-Only Memories), SerialFlash(TM) (Xicor's trademark) memory devices and NOVRAMs (Xicor's acronym for its Nonvolatile Random Access Memories) serve as support products to microprocessors and microcontrollers. Xicor's series of products called E(2)POT(R) (Xicor's trademark) electronically controlled potentiometers incorporate Xicor's nonvolatile memory technology and are digitally controlled replacements for mechanical potentiometers.

     Xicor's devices offer a comprehensive set of features to its customers. By virtue of their nonvolatility, Xicor's devices retain their information content when power is lost or turned off. Reprogramming is accomplished by "writing" over the old data without a need for first "erasing" the old data. Xicor's devices can be reprogrammed bit by bit or in larger groups of bits called "words" and "pages" without being removed from the system, all using the 5-volt power source common in microcontroller and microprocessor-based systems, or lower voltages, making them suitable for hand-held and portable applications. Further, control and timing circuits are fully integrated "on-chip", thereby eliminating the need for such external support circuits. Xicor products are sold in a variety of packages, including plastic, ceramic and small outline surface mount packages for small footprint and height.

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

     Xicor is continuing to apply its electrically reprogrammable memory technology to develop innovative products combining nonvolatility and in-system data alterability. To address the large E(2)PROM commodities market, Xicor is also redesigning certain key commodity products for cost reduction through smaller chip sizes. Xicor products are used by manufacturers of electronic products throughout the world in a wide range of applications, including telecommunications, consumer, computer, industrial, automotive and military products.

SEMICONDUCTOR MEMORY DEVICES

     A variety of currently available nonvolatile semiconductor memories offer different degrees of programming flexibility. Nonvolatile memory devices which have been introduced over time include read-only memories ("ROMs"), programmable read only memories ("PROMs"), electrically programmable read-only memories ("EPROMs"), electrically erasable programmable ROMs ("E(2)PROMs"), nonvolatile random access memories ("NOVRAMs"), Flash Memories and, most recently, SerialFlash Memories. A brief description of these nonvolatile devices follows:

     ROMs and PROMs are one time programmable. ROMs have the data permanently programmed into the memory during the manufacturing process according to customer specifications, making necessary long-range planning before introducing a new product incorporating ROMs. PROMs are programmable one time after manufacture. However, programming a PROM is complex and in practice is only done at the factory or by distributors.

     EPROMs can be reprogrammed several times. However, reprogramming an EPROM is a two-step process, erasing the old data by exposing it to ultraviolet light and then programming the new data into the system using voltages higher than 5 volts, the voltage most common in microprocessor-based products. Since ultraviolet light and an auxiliary power source are required, the erasure and reprogramming generally are performed outside the system, thus requiring physical removal of the EPROM from the printed circuit board.

     The development of E(2)PROMs provided significant programming flexibility. These non-volatile memories can be reprogrammed in-system tens of thousands of times and can be altered one byte or several bytes at a time. E(2)PROMs are termed serial or parallel depending on their connection to the system's processor. Serial E(2)PROM devices transmit data through a single input-output port while parallel devices transmit data through multiple ports concurrently.

     Devices called Flash memories offer a middle ground in price and features between EPROMs and E(2)PROMs. Unlike EPROMs, Flash memories can be reprogrammed while in a system. However, unlike the more flexible E(2)PROMs that can be altered one byte or several bytes at a time, Flash memories can only be altered all at once or in larger groups of bytes. In nonvolatile reprogrammable memory chips containing less than 256K bits, the memory cell array takes up less than half of the chip area and the support circuitry the balance. Accordingly, manufacturers of Flash memories have focused on parallel interface high density devices where customers are willing to forgo the ease of use of the full featured E(2)PROMs for the lower cost of a Flash memory or where the Flash memory has achieved higher density due to its smaller memory cell size. SerialFlash memory devices offer lower memory density and smaller package size than the typical parallel interface Flash memories.

     NOVRAMs were developed to combine the versatility and rapid data access of the RAM with the nonvolatility of the full-featured E(2)PROM on a single semiconductor. The complex dual-memory structure of the NOVRAM, while providing substantially greater functionality than the E(2)PROM, results in a significantly greater cost per memory bit.

XICOR PRODUCTS AND APPLICATIONS

     Xicor's product line currently consists of E(2)PROMs, SerialFlash memory devices and NOVRAMs as described above and E(2)POT electronically controlled potentiometers. E(2)POTs are digitally controlled electronic potentiometers that were developed by Xicor and incorporate its nonvolatile memory technology. Digitally controller potentiometers are a popular replacement for mechanically adjustable devices and provide the user with capabilities not readily available with either mechanical potentiometers or digital-to-analog circuits.

     All Xicor devices are nonvolatile, are reprogrammable using only a 5-volt or lower power supply and eliminate the need for external control and timing circuits by integrating such circuits "on-chip." Xicor's products operate over a wide speed and temperature range and are sold in a variety of package options, including plastic, ceramic and surface mount. The complementary metal oxide silicon ("CMOS") technology is the primary technology used in manufacturing Xicor's devices due to its low power consumption. A limited number of devices are manufactured using the silicon-gate n-channel metal oxide silicon ("NMOS") technology. For military applications, Xicor manufactures E(2)PROMs, NOVRAMs and E(2)POTs that are fully compliant with paragraph 1.2.1 of MIL-STD-883 Revision E for Class level B products as well as various Standard Microcircuit Drawings.

     Xicor's products are sold worldwide for a broad range of applications, including telecommunications, consumer, computer, industrial, automotive and military applications.

     The ease and flexibility with which Xicor's devices can be programmed allow a system incorporating such devices to be programmed after final production and reprogrammed in-the-field as required, either through a keyboard or from a remote location via telephone lines, satellite link or from a central database over a local area network. For example, a technician need no longer travel to the user's site to initialize a computer printer since this can be accomplished by the user through a keyboard. Similar advantages exist over products that incorporate batteries to provide nonvolatility, since a site visit is still necessary to replace a run-down battery and then rewrite the data.

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

MARKETING AND SALES

     In new applications, particularly for newly introduced devices, Xicor's products generally require long "design-in" cycles for customer applications with extensive field application engineering support by Xicor. Xicor considers close support of its customers' design efforts to be an important aspect of its marketing strategy.

     Xicor markets its products directly from its headquarters in Milpitas, California and from regional domestic and foreign sales offices. Products are also marketed domestically through a national network of independent sales representatives, each of which has been granted an exclusive sales territory, and through national and regional stocking distributors which also handle competitive products. Xicor's products are also marketed abroad through an international network of independent non-exclusive stocking sales representatives. Generally, sales to distributors and stocking sales representatives are made under agreements allowing rights of return and price protection on unsold merchandise. Xicor's policy is to defer recognition of sales and related costs on such shipments until the products are sold by the distributors and stocking sales representatives.

     During the years ended December 31, 1996, 1995 and 1994, Xicor's export sales constituted 45%, 47%, and 50%, respectively, of revenues. Xicor's export sales, which are generally denominated in US currency, are subject to risks common to all export activities, including governmental regulation and the risk of imposition of tariffs or other trade barriers. Further, export sales must be licensed by the Office of Export Administration of the US Department of Commerce.

     One distributor accounted for 14% of Xicor's revenues in 1996 and 1995 and 12% in 1994. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of Xicor's products.

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

     Fabricated wafers are shipped for assembly to either a dedicated subcontract line in Taiwan or to other independent subcontractors located in South Korea, Thailand and the Philippines where the wafers are separated into individual chips. Each potentially functional chip is encapsulated in a plastic or ceramic package containing external leads to which the chip is connected by extremely fine wires. Completed packages then undergo inspection, sealing and limited testing. Xicor also makes limited use of assembly subcontractors in California to satisfy particular customer requirements and uses a small in-house assembly line to provide rapid turnaround for new product development.

     Most of the assembled devices undergo comprehensive electrical testing offshore at one of Xicor's independent subcontractors located in Taiwan, Thailand, South Korea and the Philippines. Currently most military and new products undergo such testing by Xicor at its facility in Milpitas, California. Quality assurance testing for all products is also performed in Milpitas prior to shipment to customers. In accordance with industry practice, Xicor provides a limited warranty for its devices against defects in materials and workmanship for periods ranging from 90 days to one year.

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

     The principal raw materials utilized in the production process are polished silicon wafers, ultra-pure metals, chemicals and gases. Encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors or are purchased by Xicor and shipped to such contractors. Shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. Shortages have occurred in the Company's history and lead times have been extended in the industry on occasion without materially adversely affecting the Company. However, there can be no assurance that future shortages, if any, would not have a material adverse effect on Xicor's operations.

     Cost reduction is an important on-going activity at Xicor since continually lower selling prices are essential to maintain and improve Xicor's competitive position. Xicor's cost reduction program is designed to minimize defects, simplify testing and reduce the physical size of its chips.

  Compliance with Environmental Regulations

     The manufacture of semiconductors requires the use and storage of substantial amounts of toxic chemicals, solvents and gases. Government regulations impose various environmental controls on the storage, use and disposal of such materials. Such regulations have grown more complex and enforcement more rigorous and increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While Xicor to date has not experienced any materially adverse effect on its business from environmental regulations, there can be no assurance that changes in such regulations will not necessitate the acquisition of more costly equipment or require more costly procedures or process changes to be initiated.

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

     Xicor's product development is currently focused on developing proprietary microchips incorporating Xicor's programmable technology which enable customers to rapidly bring to market products with improved efficiency, features and maintainability. To address the large E(2)PROM commodities market Xicor is also redesigning certain key commodity products for cost reduction through smaller chip sizes. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process and consequently a significant percentage of revenues is again expected to be invested in research and development in 1997.

     During the years ended December 31, 1996, 1995 and 1994, Xicor expended $15,074,000, $15,270,000 and $14,085,000, respectively, on research and development. At December 31, 1996, 115 employees were engaged in research and development activities.

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

EMPLOYEES

     At December 31, 1996 Xicor had 750 employees. None of the employees are represented by a labor organization and Xicor considers its employee relations to be good. Many of Xicor's employees are highly skilled and Xicor's success will depend in part on its ability to attract and retain such employees in the highly competitive semiconductor industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth each executive officer of Xicor, their ages (as of December 31, 1996) and office with Xicor:

          NAME            AGE                               OFFICE
------------------------  ---   ---------------------------------------------------------------
Raphael Klein...........  53    President and Chairman of the Board
Joseph Drori............  51    Vice President, Product Design, Engineering, Quality and
                                Reliability
Bruce Gray..............  46    Vice President, Wafer Operations
Geraldine N. Hench......  39    Vice President and Controller
Klaus G. Hendig.........  57    Vice President, Finance and Administration and Chief Financial
                                Officer
Timothy D. Kanemoto.....  50    Vice President, Product Operations
Bruce W. Mattern........  53    Vice President, Sales and Marketing
William H. Owen, III....  48    Vice President, Technology Development and Intellectual
                                Properties

     Raphael Klein, President and Chairman of the Board. Mr. Klein has been Xicor's President and a director since founding Xicor in August 1978 and its Chairman of the Board since August 1982, with overall responsibility as Chief Executive Officer for implementing its business plan. Mr. Klein received the degree of Master of Science in Physics from the Israeli Institute of Technology ("Technion") and is the inventor or co-inventor of two patented inventions.

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

     Bruce Gray, Vice President, Wafer Operations. Mr. Gray joined Xicor in September 1996 as Vice President, Wafer Operations. Mr. Gray has 24 years of experience in the semiconductor industry in engineering, manufacturing and management. From September 1994 through September 1996, Mr. Gray served as the Managing Director of the Advanced Technology Group at National Semiconductor Corporation. From August 1989 through September 1994, Mr. Gray was the Director of Santa Clara Operations and Services for National Semiconductor with operational responsibility for four high-volume wafer fabrication lines. Mr. Gray was also involved in advanced technology development and wafer foundry activities. Mr. Gray has a Bachelor of Science Degree in Metallurgy and Materials Science from the Massachusetts Institute of Technology (MIT).

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

INSURANCE

     Xicor presently carries various insurance coverages including property damage, business interruption and general liability including certain product liability coverage. Xicor has been unable to obtain pollution and earthquake insurance at reasonable costs and limits.

ITEM 2.  PROPERTIES

     Xicor leases a 43,834 square foot facility in Milpitas, California which contains Xicor's silicon wafer fabrication and process technology development operations. The lease, which expires in 2001, provides for an annual base rental of $626,145 and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has two successive five-year renewal options upon the same terms and conditions at increased rental rates based on the consumer price index, not to exceed 15% for the prior five-year period.

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

     Xicor also leases a 73,622 square foot facility constructed to its specifications adjacent to its existing wafer fabrication facility. This facility, which could potentially be used for future expansion of silicon wafer fabrication, presently houses Xicor's design, research and development and reliability operations and executive, marketing and administrative offices and also serves as Xicor's main stockroom. This lease expires in 2000 and provides for an annual base rental of $1,285,776 and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has three successive five-year renewal options upon the same terms and conditions at increased rental rates based on the consumer price index, not to exceed 15% for the prior five-year period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The information required by this Item is incorporated by reference to page 17 of the Company's 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1996, which appears on page 16 of the Company's 1996 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 4 to 7 of the Company's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 22, 1997, appearing on pages 8 to 15 and the unaudited financial information by quarter appearing on page 17 of the Company's 1996 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

     With the exception of the information incorporated in Items 5,6,7,8 and 14 of Parts II and IV of this Form 10-K, the Company's 1996 Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Xicor, Inc. and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1996 Annual Report to Shareholders:

                                                                                      PAGE IN
                                                                                      ANNUAL
                                                                                      REPORT
                                                                                      -------
        Consolidated Statements of Operations for the three years ended December 31,
          1996......................................................................       9
        Consolidated Balance Sheets as of December 31, 1996 and 1995................       8
        Consolidated Statements of Shareholders' Equity for the three years ended
          December 31, 1996.........................................................       9
        Consolidated Statements of Cash Flows for the three years ended December 31,
          1996......................................................................      10
        Notes to Consolidated Financial Statements..................................   11-14
        Report of Independent Accountants...........................................      15

     (2) FINANCIAL STATEMENT SCHEDULE.

                                                                                        PAGE
                                                                                        ----
        Report of Independent Accountants on Financial Statement Schedule.............   10
        II -- Valuation and Qualifying Accounts.......................................   13

             All other schedules have been omitted since the required information is not applicable, not significant or because the information required is included in the consolidated financial statements or notes thereto.

     (3) EXHIBITS. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

     (B) REPORTS ON FORM 8-K

           None.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Xicor, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 22, 1997, appearing on page 15 of the 1996 Annual Report to Shareholders of Xicor, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

San Jose, California
January 22, 1997

                                  XICOR, INC.

                               INDEX TO EXHIBITS
                                  ITEM 14(A)3.

EXHIBIT
NUMBER                                           DESCRIPTION
------       -----------------------------------------------------------------------------------
  3.1   --   Amended and Restated Articles of Incorporation dated December 9, 1987 filed as
             Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
  3.2   --   By-laws, as amended to date, filed as Exhibit 3.2 with Form 10-K for the year ended
             December 31, 1987, is hereby incorporated by reference.
 10.1   --   Non-Qualified (Non-Incentive) and Incentive Stock Option Plan as amended as of
             December 31, 1987 filed as Exhibit 10.1 with Form 10-K for the year ended December
             31, 1987, is hereby incorporated by reference.
 10.1A  --   Amended and Restated Xicor, Inc. 1990 Incentive and Non-incentive Stock Option Plan filed as Exhibit 10.1A with Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.
 10.2   --   Lease dated July 2, 1980, Exhibit 13-E of the Exhibits filed with Form S-1
             Registration Statement, File No. 2-69109, is hereby incorporated by reference.
 10.2A  --   Amendment to lease dated July 2, 1980 filed as Exhibit 10.2A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
 10.3   --   Lease dated November 23, 1983, Exhibit 1 of the Exhibits filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
 10.3A  --   Amendment to lease dated November 23, 1983 filed as Exhibit 10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
 10.4   --   Lease dated February 15, 1984, Exhibit 10(v) of the Exhibits filed with Form 10-K for the year ended December 31, 1984, is hereby incorporated by reference.
 10.4A  --   Amendment to lease dated February 15, 1984 filed as Exhibit 10.4A with Form 10-K for the year ended December 31, 1994, is herein incorporated by reference.
 10.6   --   Form of Indemnification Agreement entered into between Xicor, Inc. and each of its
             Officers and Directors filed as Exhibit 10.6A with Form 10-Q for the quarterly period ended June 30, 1996, is hereby incorporated by reference.
 10.7   --   Lingsen-Xicor Dedicated Production Agreement dated September 21, 1988 as amended on
             March 11, 1989, April 14, 1989 and September 8, 1989 filed as Exhibit 10.8 with
             Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
 10.8   --   Loan and Security Agreement dated March 10, 1993 with CoastFed Business Credit
             Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31,
             1992, is hereby incorporated by reference.
 10.8A  --   Extension Agreement to Loan and Security Agreement dated February 21, 1997 is filed herewith as Exhibit 10.8A.
 10.9   --   Xicor, Inc. 1995 Director Option Plan filed as Exhibit 10.9 with Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.
 11.1   --   Statement of Computation of Earnings Per Share.
 13.1   --   Pertinent pages of the 1996 Annual Report to Shareholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
 21.    --   List of Subsidiaries.
 23.    --   Consent of Price Waterhouse LLP.
 24.    --   Powers of Attorney (included on the signature pages hereof).
 27.    --   Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 21st day of March 1997.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                 TITLE                         DATE
-----------------------------------  -----------------------------------------  ---------------

         /s/ RAPHAEL KLEIN              Chairman of the Board and President     March 21, 1997
-----------------------------------        (Principal Executive Officer)
          (Raphael Klein)

         /s/ JULIUS BLANK                            Director                   March 21, 1997
-----------------------------------
          (Julius Blank)

         /s/ HANS G. DILL                            Director                   March 21, 1997
-----------------------------------
          (Hans G. Dill)

        /s/ ANDREW W. ELDER                          Director                   March 21, 1997
-----------------------------------
         (Andrew W. Elder)

        /s/ S. ALLAN KLINE                           Director                   March 21, 1997
-----------------------------------
         (S. Allan Kline)

        /s/ KLAUS G. HENDIG                 Vice President, Finance and         March 21, 1997
-----------------------------------               Administration
         (Klaus G. Hendig)                 (Principal Financial Officer)

      /s/ GERALDINE N. HENCH               Vice President and Controller        March 21, 1997
-----------------------------------       (Principal Accounting Officer)
       (Geraldine N. Hench)

                                  XICOR, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT     CHARGED TO                     BALANCE
                                                 BEGINNING      COSTS AND                      AT END
                  DESCRIPTION                    OF PERIOD       EXPENSES      DEDUCTIONS     OF PERIOD
-----------------------------------------------  ----------     ----------     ----------     ---------
Allowance for doubtful accounts:
  Year ended December 31, 1994.................   $ 500,000        $ --           $ --        $ 500,000
  Year ended December 31, 1995.................     500,000          --             --          500,000
  Year ended December 31, 1996.................     500,000          --             --          500,000

                                EXHIBIT INDEX

EXHIBIT
NUMBER                                           DESCRIPTION
------       -----------------------------------------------------------------------------------
  3.1   --   Amended and Restated Articles of Incorporation dated December 9, 1987 filed as
             Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
  3.2   --   By-laws, as amended to date, filed as Exhibit 3.2 with Form 10-K for the year ended
             December 31, 1987, is hereby incorporated by reference.
 10.1   --   Non-Qualified (Non-Incentive) and Incentive Stock Option Plan as amended as of
             December 31, 1987 filed as Exhibit 10.1 with Form 10-K for the year ended December
             31, 1987, is hereby incorporated by reference.
 10.1A  --   Amended and Restated Xicor, Inc. 1990 Incentive and Non-incentive Stock Option Plan filed as Exhibit 10.1A with Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.
 10.2   --   Lease dated July 2, 1980, Exhibit 13-E of the Exhibits filed with Form S-1
             Registration Statement, File No. 2-69109, is hereby incorporated by reference.
 10.2A  --   Amendment to lease dated July 2, 1980 filed as Exhibit 10.2A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
 10.3   --   Lease dated November 23, 1983, Exhibit 1 of the Exhibits filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
 10.3A  --   Amendment to lease dated November 23, 1983 filed as Exhibit 10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
 10.4   --   Lease dated February 15, 1984, Exhibit 10(v) of the Exhibits filed with Form 10-K for the year ended December 31, 1984, is hereby incorporated by reference.
 10.4A  --   Amendment to lease dated February 15, 1984 filed as Exhibit 10.4A with Form 10-K for the year ended December 31, 1994, is herein incorporated by reference.
 10.6   --   Form of Indemnification Agreement entered into between Xicor, Inc. and each of its
             Officers and Directors filed as Exhibit 10.6A with Form 10-Q for the quarterly period ended June 30, 1996, is hereby incorporated by reference.
 10.7   --   Lingsen-Xicor Dedicated Production Agreement dated September 21, 1988 as amended on
             March 11, 1989, April 14, 1989 and September 8, 1989 filed as Exhibit 10.8 with
             Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
 10.8   --   Loan and Security Agreement dated March 10, 1993 with CoastFed Business Credit
             Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31,
             1992, is hereby incorporated by reference.
 10.8A  --   Extension Agreement to Loan and Security Agreement dated February 21, 1997 is filed herewith as Exhibit 10.8A.
 10.9   --   Xicor, Inc. 1995 Director Option Plan filed as Exhibit 10.9 with Form 10-K for the year ended December 31, 1995, is hereby incorporated by reference.
 11.1   --   Statement of Computation of Earnings Per Share.
 13.1   --   Pertinent pages of the 1996 Annual Report to Shareholders (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).
 21.    --   List of Subsidiaries.
 23.    --   Consent of Price Waterhouse LLP.
 24.    --   Powers of Attorney (included on the signature pages hereof).
 27.    --   Financial Data Schedule.