Form 10-Q
period 1997-03-30
XICOR INC
filed 1997-05-12
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

                                 Yes [X]           No [ ]

                 NUMBER OF SHARES OUTSTANDING AT MARCH 30, 1997
                                   18,902,502

                                   XICOR, INC.

                                    FORM 10-Q

                          QUARTER ENDED MARCH 30, 1997



                                      INDEX



                                                                           PAGE
PART I:  FINANCIAL INFORMATION

         ITEM 1.        FINANCIAL STATEMENTS

                        Consolidated Balance Sheets at March 30, 1997         1
                        and December 31, 1996

                        Consolidated Statements of Operations for the three   2
                        months ended March 30, 1997 and March 31, 1996

                        Consolidated Statements of Cash Flows for the three   3
                        months ended March 30, 1997 and March 31, 1996

                        Notes to Consolidated Financial Information           4

         ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL     5
                        CONDITION AND RESULTS OF OPERATIONS


PART II: OTHER INFORMATION

         ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.                     9

SIGNATURES                                                                    9

PART I:     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   March 30,      December 31,
                                                      1997           1996
                                                -------------   -------------
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                     $  20,888,000   $  20,414,000
  Short-term investments                           17,973,000      21,159,000
  Accounts receivable                              13,108,000      11,611,000
  Inventories                                      22,201,000      19,354,000
  Prepaid expenses and other current assets         1,154,000       1,384,000
                                                -------------   -------------
               Total current assets                75,324,000      73,922,000

Property, plant and equipment,
  at cost less accumulated depreciation            38,214,000      33,992,000
Other assets                                          269,000         300,000
                                                -------------   -------------
                                                $ 113,807,000   $ 108,214,000
                                                =============   =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  10,834,000   $   9,979,000
  Accrued expenses                                  7,083,000       7,216,000
  Deferred income on shipments to distributors     14,670,000      13,725,000
  Current portion of long-term obligations          6,009,000       5,868,000
                                                -------------   -------------
               Total current liabilities           38,596,000      36,788,000
                                                -------------   -------------
Long-term obligations                              15,157,000      13,469,000
                                                -------------   -------------
Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized             --              --
  Common stock; 75,000,000 shares authorized;
    18,902,502 and 18,873,252 shares
    outstanding                                   123,609,000     123,522,000
  Accumulated deficit                             (63,555,000)    (65,565,000)
                                                -------------   -------------
                                                   60,054,000      57,957,000
                                                -------------   -------------
                                                $ 113,807,000   $ 108,214,000
                                                =============   =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                 March 30, 1997   March 31, 1996
                                                 --------------   --------------
Net sales                                         $ 29,513,000     $ 28,642,000
Cost of sales                                       17,718,000       17,771,000
                                                  ------------     ------------
  Gross profit                                      11,795,000       10,871,000
                                                  ------------     ------------

Operating expenses:
  Research and development                           4,613,000        3,460,000
  Selling, general and administrative                5,158,000        4,651,000
                                                  ------------     ------------
                                                     9,771,000        8,111,000
                                                  ------------     ------------

Income from operations                               2,024,000        2,760,000
Interest expense                                      (410,000)        (234,000)
Interest income                                        502,000          473,000
                                                  ------------     ------------

Income before income taxes                           2,116,000        2,999,000
Provision for income taxes                             106,000          120,000
                                                  ------------     ------------

Net income                                        $  2,010,000     $  2,879,000
                                                  ============     ============

Net income per common share                       $        .10     $        .15
                                                  ============     ============


Average common shares and equivalents               19,683,000       19,429,000
                                                  ============     ============




          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                 March 30, 1997   March 31, 1996
                                                 --------------   --------------
Cash flows from operating activities:
Net income                                          $  2,010,000   $  2,879,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                    2,669,000      1,761,000
      Changes in assets and liabilities:
        Accounts receivable                           (1,497,000)    (2,332,000)
        Inventories                                   (2,847,000)      (930,000)
        Prepaid expenses and other current assets        230,000       (626,000)
        Other assets                                      31,000        (48,000)
        Accounts payable and accrued expenses            722,000       (336,000)
        Deferred income on shipments to distributors     945,000      2,837,000
                                                    ------------   ------------
Net cash provided by operating activities              2,263,000      3,205,000
                                                    ------------   ------------

Cash flows from investing activities:
  Investments in plant and equipment, net             (3,643,000)    (1,209,000)
  Purchases of short-term investments                 (6,097,000)   (11,377,000)
  Maturities of short-term investments                 9,283,000     11,355,000
                                                    ------------   ------------
Net cash used for investing activities                  (457,000)    (1,231,000)
                                                    ------------   ------------

Cash flows from financing activities:
  Repayments of long-term obligations                 (1,419,000)    (1,011,000)
  Proceeds from sale of common stock to employees         87,000         72,000
                                                    ------------   ------------
Net cash used for financing activities                (1,332,000)      (939,000)
                                                    ------------   ------------

Increase in cash and cash equivalents                    474,000      1,035,000
Cash and cash equivalents at beginning of year        20,414,000     17,259,000
                                                    ------------   ------------
Cash and cash equivalents at end of quarter         $ 20,888,000   $ 18,294,000
                                                    ============   ============

Supplemental information:
Cash paid for:
  Interest expense                                  $    410,000   $    234,000
  Income taxes                                            59,000         68,000
Equipment acquired pursuant to long-term obligations   3,248,000      8,147,000

          See accompanying notes to consolidated financial information

                                    XICOR
                 NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                 (unaudited)

Note 1 - The Company:

        In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with Xicor's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

Note 2 - Balance sheet detail:

                                                     March 30,      December 31,
                                                       1997             1996
                                                  ------------    --------------
Inventories:
  Raw materials and supplies                      $   4,918,000   $   4,952,000
  Work in process                                    10,727,000       8,568,000
  Finished goods                                      6,556,000       5,834,000
                                                  -------------   -------------
                                                  $  22,201,000   $  19,354,000
                                                  =============   =============
Property, plant and equipment:
  Leased building and building improvements       $   1,602,000   $   1,602,000
  Leasehold improvements                             17,161,000      16,947,000
  Equipment                                         101,757,000     101,140,000
  Furniture and fixtures                              1,737,000       1,722,000
  Construction in progress                            7,667,000       2,815,000
                                                  -------------   -------------
                                                    129,924,000     124,226,000
  Less accumulated depreciation                     (91,710,000)    (90,234,000)
                                                  -------------   -------------
                                                  $  38,214,000   $  33,992,000
                                                  =============   =============
Accrued expenses:
  Accrued wages and employee benefits             $   3,021,000   $   3,421,000
  Other accrued expenses                              4,062,000       3,795,000
                                                  -------------   -------------
                                                  $   7,083,000   $   7,216,000
                                                  =============   =============

Note 3 - Recent Accounting Pronouncement:

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement will be effective for the Company's fiscal year ending December 31, 1997. Under the new standard, primary income per share is replaced by basic income per share and fully diluted income per share is replaced by diluted income per share. If the Company had adopted this Statement, income per share would have been as follows:

                                                        Three months ended
                                               March 30, 1997     March 31, 1996
                                               --------------     --------------
        Basic income per share                  $    .11             $    .16
        Diluted income per share                $    .10             $    .15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1996 and is qualified in its entirety by the foregoing. The results of operations for the quarter ended March 30, 1997 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the first quarter of 1997 were $29.5 million, an increase over first quarter 1996 sales of $28.6 million, but lower than fourth quarter 1996 sales of $30.5 million. First quarter 1997 sales were negatively impacted by reduced orders in the latter part of the fourth quarter of 1996, particularly from customers in the wireless communications market.

        Gross profit as a percentage of sales was 40% for the first quarter of 1997, an improvement from 38% for the comparable prior year quarter and essentially flat with the fourth quarter of 1996. The improvement over the comparable 1996 period was due primarily to increased manufacturing volumes and efficiencies that compensated for continuing price pressure and Xicor's increased cost level.

        Research and development expenses increased 33% to 16% of sales in the first quarter of 1997 compared to 12% in the comparable 1996 quarter. This increase was primarily due to an increase in the number of new products under development and increases in manufacturing process technology development efforts. Research and development activities require an increasing degree of complexity of design and manufacturing process technology and consequently more funds are expected to be invested in research and development in 1997 than were invested in 1996.

        Selling, general and administrative expenses increased from 16% of sales for the first quarter of 1996 to 17% of sales during the first quarter of 1997 due to increased promotional spending and the costs of supporting an increased level of operations.

        Interest expense increased in the first quarter of 1997 compared to the 1996 first quarter level due to the financing of $15.9 million of capital equipment acquisitions during 1996. Interest expense for the remaining 1997 quarters is expected to increase over the first quarter level due to the planned financing of additional capital equipment acquisitions.

        Interest income increased in the first quarter of 1997 compared to the first quarter of 1996 due to an increase in the average balance invested caused primarily by funds generated from operations in 1996. Interest income is expected to decrease during the remaining 1997 quarters principally due to the utilization of funds for working capital purposes, leasehold improvements and equipment purchases.
                                       -5-

        The provision for income taxes for the first quarter of both 1996 and 1997 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $30.7 million at December 31, 1996 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

        While sales were higher than in the same quarter a year ago, net income was lower primarily due to a 33% increase in research and development expenses and increased promotional spending and administrative costs to support an increased level of operations. Xicor's manufacturing cost level also increased during 1996 as a result of upgrading equipment and increasing the workforce in its wafer fabrication facility. To cover these costs and further cost increases in 1997 due to plans to install additional equipment, sales must grow substantially. To achieve such growth, Xicor will more actively market undifferentiated products, which represent the bulk of the E2PROM market. However, competitive pressure on prices of undifferentiated products will generate lower gross margins until production and sales reach a level sufficient to spread costs effectively. Xicor estimates it will be at least the third quarter before sales can be substantially increased and anticipates that sales for the second quarter of 1997 will not be sufficient to maintain the fourth quarter 1996 level of profitability.

        Recent customer buying patterns, confirmed by reports from other semiconductor suppliers and industry analysts, leads Xicor to believe that semiconductor inventories at system manufacturers are at low levels. Many customers worldwide have recently expressed an optimistic outlook for the second half of 1997. In light of these indications, Xicor plans to further increase inventories during the second quarter, despite the risks associated with higher inventories, as Xicor's management believes that this business decision will allow Xicor to effectively respond to orders requiring quick deliveries, which are needed to increase sales in the second quarter and the balance of the year. There can be no assurance that sales and production efficiencies will increase sufficiently to maintain or improve profitability in 1997 compared to 1996.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding increased orders and sales, quick delivery business opportunities, and cost effective utilization of Xicor's wafer fabrication facility. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, manufacturing efficiencies, the timely development of new products and processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and Part I, Item 1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes in 1997 and beyond, although there can be no assurances that such research and development efforts or new products will be successful.

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

LIQUIDITY AND CAPITAL RESOURCES

        At March 30, 1997, Xicor had $38.9 million in cash, cash equivalents and short-term investments compared to $41.6 million at December 31, 1996. During the first quarter of 1997, Xicor used funds to purchase $3.6 million of equipment and repay $1.4 million of long-term obligations, while generating $2.3 million of cash from operating activites. Xicor used long-term financing to acquire additional capital assets of $3.2 million during the quarter ended March 30, 1997.

        During 1997 Xicor expects to use cash to finance inventory growth, leasehold improvements and certain equipment purchases. Capital expenditures for the balance of 1997 are planned at approximately $18 million, $7 million of which had been committed as of March 30, 1997. The acquisitions consist principally of production equipment to support planned sales growth. Xicor is investigating equipment financing for a large portion of these acquisitions.

        Xicor has a line of credit agreement with a financial institution that expires March 31, 1998, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At March 30, 1997, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash, expected equipment financing and expected cash flow from operations will be adequate to support Xicor's operations for the next twelve months.

PART II:       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)     Exhibits:

                       27     Financial Data Schedule

               (b)     Reports on Form 8-K:

                       No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 30, 1997.

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

                          XICOR, INC., a
                          California Corporation

                          By /s/ Raphael Klein
                          -----------------------------
                          Raphael Klein
                          President
                          (Principal Executive Officer)

                          By /s/ Klaus G. Hendig
                          -----------------------------
                          Klaus G. Hendig
                          Vice President, Finance
                          and Administration
                          (Principal Financial Officer)

Date:  May 9, 1997

                                 EXHIBIT INDEX





Exhibit
  No.               Description
-------             -----------
27                  Financial Data Schedule