Form 10-Q
period 1997-06-29
XICOR INC
filed 1997-08-01
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 29, 1997

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

                  NUMBER OF SHARES OUTSTANDING AT JUNE 29, 1997
                                   18,921,177

                                   XICOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 29, 1997



                                      INDEX



                                                                          PAGE
                                                                          ----
PART I:   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at June 29, 1997              1
                  and December 31, 1996

                  Consolidated Statements of Operations for the three       2
                  and six months ended June 29, 1997 and June 30, 1996

                  Consolidated Statements of Cash Flows for the six         3
                  months ended June 29, 1997 and June 30, 1996

                  Notes to Consolidated Financial Information               4

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL         5
                  CONDITION AND RESULTS OF OPERATIONS


PART II:  OTHER INFORMATION

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       9

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.                         9

SIGNATURES                                                                 10

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         June 29,            December 31,
                                                           1997                  1996
                                                           ----                  ----
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                            $ 21,161,000          $ 20,414,000
  Short-term investments                                 16,429,000            21,159,000
  Accounts receivable                                    11,618,000            11,611,000
  Inventories                                            24,252,000            19,354,000
  Prepaid expenses and other current assets               1,404,000             1,384,000
                                                       ------------          ------------
            Total current assets                         74,864,000            73,922,000

Property, plant and equipment,
  at cost less accumulated depreciation                  41,971,000            33,992,000
Other assets                                                244,000               300,000
                                                       ------------          ------------
                                                       $117,079,000          $108,214,000
                                                       ============          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  9,856,000          $  9,979,000
  Accrued expenses                                        7,449,000             7,216,000
  Deferred income on shipments to distributors           14,460,000            13,725,000
  Current portion of long-term obligations                5,916,000             5,868,000
                                                       ------------          ------------
            Total current liabilities                    37,681,000            36,788,000
                                                       ------------          ------------

Long-term obligations                                    17,207,000            13,469,000
                                                       ------------          ------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                    -                     -
  Common stock; 75,000,000 shares authorized;
    18,921,177 and 18,873,252 shares outstanding        123,679,000           123,522,000
  Accumulated deficit                                   (61,488,000)          (65,565,000)
                                                       ------------          ------------
                                                         62,191,000            57,957,000
                                                       ------------          ------------
                                                       $117,079,000          $108,214,000
                                                       ============          ============


            See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three months ended                 Six months ended
                                    -------------------------------    ------------------------------
                                    June 29, 1997     June 30, 1996    June 29, 1997    June 30, 1996
                                    -------------     -------------    -------------    -------------
Net sales                            $31,970,000       $31,306,000      $61,483,000      $59,948,000
Cost of sales                         19,827,000        18,947,000       37,545,000       36,718,000
                                     -----------       -----------      -----------      -----------
  Gross profit                        12,143,000        12,359,000       23,938,000       23,230,000
                                     -----------       -----------      -----------      -----------

Operating expenses:
  Research and development             4,598,000         3,726,000        9,211,000        7,186,000
  Selling, general and
    administrative                     5,401,000         5,252,000       10,559,000        9,903,000
                                     -----------       -----------      -----------      -----------
                                       9,999,000         8,978,000       19,770,000       17,089,000
                                     -----------       -----------      -----------      -----------

Income from operations                 2,144,000         3,381,000        4,168,000        6,141,000
Interest expense                        (457,000)         (348,000)        (867,000)        (582,000)
Interest income                          488,000           482,000          990,000          955,000
                                     -----------       -----------      -----------      -----------

Income before income taxes             2,175,000         3,515,000        4,291,000        6,514,000
Provision for income taxes               108,000           140,000          214,000          260,000
                                     -----------       -----------      -----------      -----------

Net income                           $ 2,067,000       $ 3,375,000      $ 4,077,000      $ 6,254,000
                                     ===========       ===========      ===========      ===========

Net income per common share          $       .11       $       .17      $       .21      $       .32
                                     ===========       ===========      ===========      ===========

Average common
  shares and equivalents              19,510,000        19,903,000       19,604,000       19,709,000
                                     ===========       ===========      ===========      ===========








          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Six Months Ended
                                                        -------------------------------------
                                                        June 29, 1997           June 30, 1996
                                                        -------------           -------------
Cash flows from operating activities:
Net income                                              $  4,077,000            $  6,254,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                        5,323,000               3,662,000
      Changes in assets and liabilities:
        Accounts receivable                                   (7,000)                186,000
        Inventories                                       (4,898,000)             (2,259,000)
        Prepaid expenses and other current assets            (20,000)               (899,000)
        Other assets                                          56,000                 (53,000)
        Accounts payable and accrued expenses                110,000                 768,000
        Deferred income on shipments to distributors         735,000                 951,000
                                                        ------------            ------------
Net cash provided by operating activities                  5,376,000               8,610,000
                                                        ------------            ------------

Cash flows from investing activities:
  Investments in plant and equipment, net                 (6,418,000)            (3,882,000)
  Purchases of short-term investments                    (16,743,000)           (22,387,000)
  Maturities of short-term investments                    21,473,000             21,505,000
                                                        ------------            ------------
Net cash used for investing activities                    (1,688,000)            (4,764,000)
                                                        ------------            ------------

Cash flows from financing activities:
  Repayments of long-term obligations                     (3,098,000)            (2,254,000)
  Proceeds from sale of common stock to employees            157,000                590,000
                                                        ------------           ------------
Net cash used for financing activities                    (2,941,000)            (1,664,000)
                                                        ------------           ------------

Increase in cash and cash equivalents                        747,000              2,182,000
Cash and cash equivalents at beginning of year            20,414,000             17,259,000
                                                        ------------           ------------
Cash and cash equivalents at end of quarter             $ 21,161,000           $ 19,441,000
                                                        ============           ============

Supplemental information:
Cash paid for:
  Interest expense                                      $    867,000           $    582,000
  Income taxes                                               136,000                331,000
Equipment acquired pursuant to long-term obligations       6,884,000             13,073,000




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

NOTE 2 - BALANCE SHEET DETAIL:

                                                June 29,           December 31,
                                                  1997                 1996
                                                  ----                 ----
Inventories:
  Raw materials and supplies                  $  4,492,000         $  4,952,000
  Work in process                               13,293,000            8,568,000
  Finished goods                                 6,467,000            5,834,000
                                              ------------         ------------
                                              $ 24,252,000         $ 19,354,000
                                              ============         ============
Property, plant and equipment:
  Leased building and building improvements   $  1,602,000         $  1,602,000
  Leasehold improvements                        17,297,000           16,947,000
  Equipment                                    104,851,000          101,140,000
  Furniture and fixtures                         1,750,000            1,722,000
  Construction in progress                      10,515,000            2,815,000
                                              ------------         ------------
                                               136,015,000          124,226,000
  Less accumulated depreciation                (94,044,000)         (90,234,000)
                                              ------------         ------------
                                              $ 41,971,000         $ 33,992,000
                                              ============         ============
Accrued expenses:
  Accrued wages and employee benefits         $  3,475,000         $  3,421,000
  Other accrued expenses                         3,974,000            3,795,000
                                              ------------         ------------
                                              $  7,449,000         $  7,216,000
                                              ============         ============


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

                                Three months ended            Six months ended
                           ----------------------------  ----------------------------
                           June 29, 1997  June 30, 1996  June 29, 1997  June 30, 1996
                           -------------  -------------  -------------  -------------
Basic income per share          $.11           $.18           $.22           $.34
Diluted income per share        $.11           $.17           $.21           $.32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1996 and is qualified in its entirety by the foregoing. The results of operations for the three and six months ended June 29, 1997 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

      Sales for the second quarter of 1997 were $32.0 million compared to $31.3 million for the second quarter of 1996 and $29.5 million for the first quarter of 1997. Sales for the first half of 1997 were $61.5 million compared to $59.9 million for the first half of 1996. First quarter 1997 sales were constrained by reduced orders in the latter part of the fourth quarter of 1996. Sales grew 8% sequentially in the second quarter of 1997 due to increased international sales.

      Gross profit as a percentage of sales was 38% for the second quarter of 1997, down from 39% for the second quarter and first half of 1996 and 40% for the first quarter of 1997. The decline in the gross profit percentage was primarily due to lower average selling prices as a result of competitive price pressures and Xicor's increased manufacturing cost level, partially offset by increased manufacturing volumes and efficiencies. Maintaining or improving the gross profit percentage is contingent upon increasing sales, improving product mix, maintaining stable prices and successfully executing Xicor's plans to further improve manufacturing efficiencies.

      Research and development expenses were 14% of sales for the second quarter and 15% for the first half of 1997 compared to 12% for the second quarter and first half of 1996 . The 28% increase in R&D spending for the first half of 1997 compared to the first half of 1996 was due primarily to an increase in the number of new products under development and increases in advanced manufacturing process technology development efforts. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process, and Xicor expects to invest a similar percentage of revenues in research and development during the balance of 1997.

      Selling, general and administrative expenses increased in absolute dollars, but remained constant at 17% of sales for the second quarter and first half of both 1997 and 1996 due to ongoing cost control measures and the increased sales levels.

      Interest expense increased in the second quarter and first half of 1997 compared to the second quarter and first half of 1996 due to the financing of $15.9 million of capital equipment acquisitions during 1996 and $6.9 million during the first half of 1997. Interest expense for the remaining 1997 quarters is expected to increase in absolute dollars over the second quarter level due to continuing increases in financed capital equipment acquisitions.

      Interest income increased in the second quarter and first half of 1997 compared to the second quarter and first half of 1996 due to an increase in the average balance invested caused primarily by funds generated in 1996. Interest income is expected to decrease during the remaining 1997 quarters principally due to the utilization of funds for working capital purposes, leasehold improvements and equipment purchases.

      The provision for income taxes for the second quarter and first half of both 1997 and 1996 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $30.7 million at December 31, 1996 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

      While sales for the second quarter of 1997 were essentially flat with the prior year's quarter, net income was lower primarily due to a 23% increase in research and development expenses related to the development of new products and technology. Xicor's manufacturing cost level is also higher in 1997 as a result of increasing the workforce in its wafer fabrication facility in 1996 and upgrading and adding manufacturing equipment in 1996 and 1997. Sales must grow substantially to cover these costs and further cost increases, including depreciation on additional equipment, during the balance of 1997.

      Orders booked and shipped in the same quarter constitute a large portion of Xicor's sales and thus limit Xicor's visibility of sales levels in future quarters. However, Xicor plans to further increase inventories during the third quarter, despite the risks associated with higher inventories. Xicor's management believes this business decision will allow Xicor to respond to orders requiring quick deliveries, which are needed to increase sales in the third quarter and the balance of the year. In addition, Xicor is actively marketing undifferentiated products which represent the bulk of the EEPROM market. However, competitive pressure on prices of undifferentiated products will generate lower gross margins until production and sales reach a level sufficient to spread costs effectively. There can be no assurance that sales and production efficiencies will increase sufficiently to maintain or improve profitability in the second half of 1997 compared to the first half of 1997.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

      This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding increased orders and sales, quick delivery business opportunities, and cost effective utilization of Xicor's wafer fabrication facility. In addition, during the first half of 1997 Xicor announced 36 new products, including products from two innovative product families. The success of these new products is dependent on a number of factors including Xicor's ability to achieve design wins for these products and to manufacture the products efficiently and in sufficient quantities.

      Forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause Xicor's actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, manufacturing efficiencies, the timely development of new products and processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and Part I, Item
1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

LIQUIDITY AND CAPITAL RESOURCES

      At June 29, 1997, Xicor had $37.6 million in cash, cash equivalents and short-term investments compared to $41.6 million at December 31, 1996. During the first half of 1997, Xicor used funds to purchase $6.4 million of equipment and repay $3.1 million of long-term obligations, while generating $5.4 million of cash from operating activities. Xicor used long-term financing to acquire additional capital assets of $6.9 million during the first half of 1997.

      During the balance of 1997, Xicor expects to use further cash to finance inventory growth, leasehold improvements and certain equipment purchases. Capital expenditures for the balance of 1997 are planned at approximately $12 million, $5.5 million of which had been committed as of June 29, 1997. The acquisitions consist principally of production equipment to support planned sales growth. Lease financing has been arranged for approximately $3.3 million of the equipment commitments.

      Xicor has a line of credit agreement with a financial institution that expires March 31, 1998, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At June 29, 1997, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash, expected equipment financing and expected cash flow from operations will be adequate to support Xicor's operations for the next twelve months.

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On May 30, 1997 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 16,732,661 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

            (a)   The following persons were elected directors:

                                          Votes for     Votes withheld
                                          ---------     --------------
                  Raphael Klein           16,256,354       476,307
                  Julius Blank            16,254,004       478,657
                  Hans G. Dill            16,255,004       477,657
                  Andrew W. Elder         16,257,504       475,157
                  S. Allan Kline          16,253,004       479,657

            (b) A resolution was submitted to a vote of the shareholders at the meeting to ratify the designation of Price Waterhouse LLP as independent accountants for the period ending December 31, 1997. The resolution was passed, 16,365,999 shares voting in favor, 295,147 shares voting against and 71,515 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits:

                  27  Financial Data Schedule

            (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 29, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XICOR, INC., a
                                        California Corporation

                                        By __________________________________
                                        Raphael Klein
                                        President
                                        (Principal Executive Officer)

                                        By __________________________________
                                        Klaus G. Hendig
                                        Vice President, Finance
                                        and Administration
                                        (Principal Financial Officer)


Date:  August 1, 1997

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                         EXHIBITS
------                         --------

   27          Financial Data Schedule
