Form 10-Q
period 1997-09-28
XICOR INC
filed 1997-11-06
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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

                      Yes    [X]         No       [ ]

               NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 28, 1997
                                   19,073,502

                                   XICOR, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 28, 1997


                                      INDEX



                                                                                       PAGE
                                                                                       ----
PART I:        FINANCIAL INFORMATION

               ITEM 1.       FINANCIAL STATEMENTS

                             Consolidated Balance Sheets at September 28, 1997            1
                             and December 31, 1996

                             Consolidated Statements of Operations for the three          2
                             and nine months ended September 28, 1997 and
                             September 29, 1996

                             Consolidated Statements of Cash Flows for the nine           3
                             months ended September 28, 1997 and September 29, 1996

                             Notes to Consolidated Financial Information                  4

               ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            5
                             CONDITION AND RESULTS OF OPERATIONS


PART II:       OTHER INFORMATION

               ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.                            9

SIGNATURES                                                                                9

PART I:               FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                September 28,       December 31,
                                                                     1997              1996
                                                                -------------       -------------
                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                     $  19,886,000       $  20,414,000
  Short-term investments                                           14,611,000          21,159,000
  Accounts receivable                                              10,951,000          11,611,000
  Inventories                                                      28,205,000          19,354,000
  Prepaid expenses and other current assets                         1,902,000           1,384,000
                                                                -------------       -------------
               Total current assets                                75,555,000          73,922,000

Property, plant and equipment,
  at cost less accumulated depreciation                            44,406,000          33,992,000
Other assets                                                          246,000             300,000
                                                                -------------       -------------
                                                                $ 120,207,000       $ 108,214,000
                                                                =============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  11,108,000       $   9,979,000
  Accrued expenses                                                  7,583,000           7,216,000
  Deferred income on shipments to distributors                     13,772,000          13,725,000
  Current portion of long-term obligations                          6,049,000           5,868,000
                                                                -------------       -------------
               Total current liabilities                           38,512,000          36,788,000
                                                                -------------       -------------

Long-term obligations                                              18,123,000          13,469,000
                                                                -------------       -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                              -                   -
  Common stock; 75,000,000 shares authorized;
    19,073,502 and 18,873,252 shares outstanding                  124,141,000         123,522,000
  Accumulated deficit                                             (60,569,000)        (65,565,000)
                                                                -------------       -------------
                                                                   63,572,000          57,957,000
                                                                -------------       -------------
                                                                $ 120,207,000       $ 108,214,000
                                                                =============       =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three months ended                   Nine months ended
                                 -------------------------------       -----------------------------
                                 September 28,      September 29,     September 28,     September 29,
                                     1997               1996              1997              1996
                                 ------------       ------------      ------------      ------------
Net sales                        $ 29,566,000       $ 33,054,000      $ 91,049,000      $ 93,002,000
Cost of sales                      18,935,000         19,474,000        56,480,000        56,192,000
                                 ------------       ------------      ------------      ------------
  Gross profit                     10,631,000         13,580,000        34,569,000        36,810,000
                                 ------------       ------------      ------------      ------------

Operating expenses:
  Research and development          4,425,000          3,971,000        13,636,000        11,157,000
  Selling, general and
    administrative                  5,252,000          5,478,000        15,811,000        15,381,000
                                 ------------       ------------      ------------      ------------
                                    9,677,000          9,449,000        29,447,000        26,538,000
                                 ------------       ------------      ------------      ------------

Income from operations                954,000          4,131,000         5,122,000        10,272,000
Interest expense                     (475,000)          (416,000)       (1,342,000)         (998,000)
Interest income                       488,000            517,000         1,478,000         1,472,000
                                 ------------       ------------      ------------      ------------

Income before income taxes            967,000          4,232,000         5,258,000        10,746,000
Provision for income taxes             48,000            170,000           262,000           430,000
                                 ------------       ------------      ------------      ------------
Net income                       $    919,000       $  4,062,000      $  4,996,000      $ 10,316,000
                                 ============       ============      ============      ============

Net income per common share      $       0.05       $       0.20      $       0.25      $       0.52
                                 ============       ============      ============      ============

Average common
  shares and equivalents           19,731,000         19,861,000        19,644,000        19,762,000
                                 ============       ============      ============      ============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine  Months Ended
                                                          -------------------------------
                                                       September 28, 1997  September 29, 1996
                                                          ------------       ------------
Cash flows from operating activities:
Net income                                                $  4,996,000       $ 10,316,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                          8,175,000          5,809,000
      Changes in assets and liabilities:
        Accounts receivable                                    660,000             42,000
        Inventories                                         (8,851,000)        (4,286,000)
        Prepaid expenses and other current assets             (518,000)          (668,000)
        Other assets                                            54,000             30,000
        Accounts payable and accrued expenses                1,496,000          3,766,000
        Deferred income on shipments to distributors            47,000            303,000
                                                          ------------       ------------
Net cash provided by operating activities                    6,059,000         15,312,000
                                                          ------------       ------------

Cash flows from investing activities:
  Investments in plant and equipment, net                   (9,042,000)        (6,560,000)
  Purchases of short-term investments                      (20,925,000)       (33,704,000)
  Maturities of short-term investments                      27,473,000         30,766,000
                                                          ------------       ------------
Net cash used for investing activities                      (2,494,000)        (9,498,000)
                                                          ------------       ------------

Cash flows from financing activities:
  Repayments of long-term obligations                       (4,712,000)        (3,695,000)
  Proceeds from sale of common stock to employees              619,000            826,000
                                                          ------------       ------------
Net cash used for financing activities                      (4,093,000)        (2,869,000)
                                                          ------------       ------------
Increase (decrease) in cash and cash equivalents              (528,000)         2,945,000
Cash and cash equivalents at beginning of year              20,414,000         17,259,000
                                                          ------------       ------------
Cash and cash equivalents at end of quarter               $ 19,886,000       $ 20,204,000
                                                          ============       ============

Supplemental information:
Cash paid for:
  Interest expense                                        $  1,342,000       $    998,000
  Income taxes                                                 269,000            501,000
Equipment acquired pursuant to long-term obligations         9,547,000         14,097,000


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


NOTE 2 - BALANCE SHEET DETAIL:                   September 28,        December 31,
                                                     1997                1996
                                                 -------------       -------------
Inventories:
  Raw materials and supplies                     $   4,740,000       $   4,952,000
  Work in process                                   16,943,000           8,568,000
  Finished goods                                     6,522,000           5,834,000
                                                 -------------       -------------
                                                 $  28,205,000       $  19,354,000
                                                 =============       =============
Property, plant and equipment:
  Leased building and building improvements      $   1,602,000       $   1,602,000
  Leasehold improvements                            17,410,000          16,947,000
  Equipment                                        113,223,000         101,140,000
  Furniture and fixtures                             1,769,000           1,722,000
  Construction in progress                           6,318,000           2,815,000
                                                 -------------       -------------
                                                   140,322,000         124,226,000
  Less accumulated depreciation                    (95,916,000)        (90,234,000)
                                                 -------------       -------------
                                                 $  44,406,000       $  33,992,000
                                                 =============       =============
Accrued expenses:
  Accrued wages and employee benefits            $   3,383,000       $   3,421,000
  Other accrued expenses                             4,200,000           3,795,000
                                                 -------------       -------------
                                                 $   7,583,000       $   7,216,000
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


                                 Three months ended              Nine months ended
                              ------------------------        ------------------------
                            September 28,   September 29,  September 28,  September 29,
                                1997            1996           1997            1996
                              --------        --------        --------        --------
Basic income per share        $   0.05        $   0.22        $   0.26        $   0.55
Diluted income per share      $   0.05        $   0.20        $   0.25        $   0.52

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1996 and is qualified in its entirety by the foregoing. The results of operations for the three and nine months ended September 28, 1997 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the third quarter of 1997 were $29.6 million compared to $33.1 million for the third quarter of 1996 and $32.0 million for the second quarter of 1997. Sales for the nine months ended September 28, 1997 were $91 million compared to $93 million for the comparable 1996 period. Sales declined in the third quarter of 1997 as bookings during the summer were lower than expected and orders booked for shipment within the same quarter continue to represent about half of total orders.

        Gross profit as a percentage of sales was 36% for the third quarter of 1997, down from 41% for the third quarter of 1996 and 38% for the second quarter of 1997. The decline in the gross profit percentage was primarily due to lower average selling prices as a result of competitive price pressures and Xicor's increased manufacturing cost level associated with increased production capacity and upgrading of the wafer fabrication operations, partially offset by increased manufacturing volumes and efficiencies. Maintaining or improving the gross profit percentage is contingent upon increasing sales, improving product mix, maintaining stable prices and successfully executing Xicor's plans to further improve manufacturing efficiencies.

        Research and development expenses were 15% of sales for the third quarter and nine months ended September 28, 1997 compared to 12% for the comparable 1996 periods. Research and development spending for the first nine months of 1997 increased 22% over the comparable 1996 period primarily due to an increase in the number of new products under development and increases in advanced manufacturing process technology development efforts. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process, and Xicor expects to invest a similar amount in research and development during the fourth quarter of 1997.

        Due to the decreased sales level, selling, general and administrative expenses increased to 18% of sales in the third quarter of 1997 from 17% of sales for the third quarter of 1996 and the nine month period of both 1997 and 1996. As a result of ongoing cost control measures, third quarter 1997 costs were slightly below third quarter 1996 costs.

        Interest expense increased in the third quarter and nine months ended September 28, 1997 compared to the comparable prior year periods due to the financing of $15.9 million of capital equipment acquisitions during 1996 and $9.5 million during the nine months ended September 28, 1997. Interest expense for the fourth quarter of 1997 is expected to increase in absolute dollars over the third quarter level due to continuing increases in financed capital equipment acquisitions.

        Interest income decreased in the third quarter of 1997 compared to the prior year's quarter due to a decrease in the average balance invested caused primarily by funds used to purchase equipment and finance inventory growth. Interest income is expected to decrease during the fourth quarter of 1997 principally due to the utilization of funds for working capital purposes, leasehold improvements and equipment purchases.

        The provision for income taxes for the three and nine month periods of both 1997 and 1996 consisted primarily of federal and state minimum taxes, which result from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $30.7 million at December 31, 1996 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

        Net income for the third quarter of 1997 was lower than the prior year's quarter primarily due to the lower sales, the lower gross profit percentage and, to a lesser extent, the 11% increase in research and development expenses related to the development of new products and technology. Xicor's manufacturing cost level is higher in 1997 as a result of increasing the workforce in its wafer fabrication facility in 1996 and upgrading and adding manufacturing equipment in 1996 and 1997. Sales must grow substantially over the 1997 third quarter level to cover these costs and anticipated cost increases, including depreciation on additional equipment. There can be no assurance Xicor will achieve such increased sales.

        Orders booked and shipped in the same quarter constitute a large portion of Xicor's sales and thus limit Xicor's visibility of sales levels in future quarters. However, Xicor plans to further increase inventories during the fourth quarter, despite the risks associated with higher inventories. Xicor's management believes this business decision will allow Xicor to respond to orders requiring quick deliveries, which are needed to increase sales in the fourth quarter and thereafter. In addition, Xicor is actively marketing undifferentiated products which represent the bulk of the EEPROM market. However, competitive pressure on prices of undifferentiated products will generate lower gross margins until production and sales reach a level sufficient to spread costs effectively. There can be no assurance that sales and production efficiencies will increase sufficiently to maintain or improve profitability in the fourth quarter of 1997 compared to the third quarter of 1997. Furthermore, if fourth quarter sales do not increase substantially from third quarter sales, Xicor will decrease production levels which will adversely impact operating results.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding quick delivery business opportunities, cost effective utilization of Xicor's wafer fabrication facility and Xicor's plans to improve manufacturing efficiencies. In addition, during the nine months ended September 28, 1997 Xicor announced 36 new products, including products from two innovative product families. The success of these new products is dependent on a number of factors, including Xicor's ability to achieve design wins for these products and to manufacture the products efficiently and in sufficient quantities.

        Forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause Xicor's actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competition, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, manufacturing efficiencies, the timely development of new products and processes, currency fluctuations, changes in laws, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and in Part I,
Item 1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE RESULTS

        The semiconductor industry is highly competitive and characterized by rapidly changing technology and steadily declining product prices. Xicor's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by Xicor and competitors), availability and affordability of new manufacturing technologies, the ability to secure intellectual property rights in a rapidly evolving market and the ability to have an appropriate amount of production capacity available in a timely manner. The sales level in any specific quarter is also in large part a function of orders received during that quarter, as customers continue to shorten lead times for purchase commitments. Consistent with industry practice, customer orders are generally subject to cancellation by the customer without penalty. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development capabilities.

        The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes in the remainder of 1997 and beyond, although there can be no assurance that such research and development efforts or resulting new products or processes will be successful.

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

LIQUIDITY AND CAPITAL RESOURCES

        At September 28, 1997, Xicor had $34.5 million in cash, cash equivalents and short-term investments compared to $41.6 million at December 31, 1996. During the first nine months of 1997, Xicor used funds to purchase $9 million of equipment and repay $4.7 million of long-term obligations, while generating $6.1 million of cash from operating activities. Xicor used long-term financing to acquire additional capital assets of $9.5 million during the first nine months of 1997.

        During the balance of 1997, Xicor expects to use additional cash to finance inventory growth, leasehold improvements and certain equipment purchases. Capital expenditures for the balance of 1997 are planned at approximately $6 million, $2 million of which had been committed as of September 28, 1997. The acquisitions consist principally of production equipment to increase manufacturing capacity and capabilities. Lease financing has been arranged for approximately $0.5 million of the equipment commitments. Xicor is investigating additional equipment financing for a portion of the planned fourth quarter capital expenditures.

        Xicor has a line of credit agreement with a financial institution that expires March 31, 1998, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At September 28, 1997, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash, expected equipment financing and expected cash flow from operations will be adequate to support Xicor's operations for the next twelve months.

PART II:       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a)    Exhibits:

                      27     Financial Data Schedule

               (b)    Reports on Form 8-K:

                      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 28, 1997.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    XICOR, INC., a
                                    California Corporation

                                    By /s/ Raphael Klein
                                      -------------------------------
                                    Raphael Klein
                                    President
                                   (Principal Executive Officer)

                                    By /s/ Klaus G. Hendig
                                      -------------------------------
                                    Klaus G. Hendig
                                    Vice President, Finance
                                    and Administration
                                   (Principal Financial Officer)


Date:  November 4, 1997

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
------                             -----------
27                                 Financial Data Schedule