Form 10-K405
period 1997-12-31
XICOR INC
filed 1998-03-26
CIK 319191

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (Common Stock, without par value) held by non-affiliates of the Registrant was approximately $49,376,905 on March 20, 1998.

     The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 19,097,852 on March 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in Parts II, III and IV of this Form 10-K Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 and (2) Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders.

================================================================================

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors listed in the "Factors Affecting Future Results" section of "Management's Discussion & Analysis of Financial Conditions and Results of Operations" which is incorporated by reference to the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 in Part II, Item 7, of this report and the risk factors included in Item 1. below.

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

SEMICONDUCTOR MEMORY DEVICES

     Manufacturers have introduced a variety of nonvolatile semiconductor memories offering different degrees of programming flexibility. Currently available nonvolatile memory devices include read-only memories ("ROMs"), programmable read only memories ("PROMs"), electrically programmable read-only memories ("EPROMs"), electrically erasable programmable ROMs ("E(2)PROMs"), nonvolatile random access memories ("NOVRAMs"), Flash Memories and, most recently, SerialFlash memories. A brief description of these nonvolatile devices follows:

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

     The development of E(2)PROMs provided significant programming flexibility. These nonvolatile memories can be reprogrammed in-system tens of thousands of times and can be altered one byte or several bytes at a time. E(2)PROMs are termed serial or parallel depending on their connection to the system's processor. Serial E(2)PROM devices transmit data through a single input-output port while parallel devices transmit data through multiple ports concurrently.

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

XICOR PRODUCTS AND APPLICATIONS

     Xicor's product line currently consists of enhanced and standard E(2)PROMs, SerialFlash memory devices and NOVRAMs as described above, together with E(2)POT electronically controlled potentiometers. E(2)POTs are digitally controlled electronic potentiometers that were developed by Xicor and incorporate its nonvolatile memory technology. Digitally controlled potentiometers are a popular replacement for mechanically adjustable devices and provide the user with capabilities not readily available with either mechanical potentiometers or digital-to-analog circuits.

     All Xicor devices are nonvolatile, are reprogrammable using only a 5-volt or lower power supply and eliminate the need for external control and timing circuits by integrating such circuits "on-chip." Xicor's products operate over a wide speed and temperature range and are sold in a variety of package options, including plastic, ceramic and surface mount. Xicor uses the complementary metal oxide silicon ("CMOS") technology to manufacture Xicor's devices due to its low power consumption. For military applications, Xicor manufactures E(2)PROMs, NOVRAMs and E(2)POTs that are fully compliant with paragraph 1.2.1 of MIL-STD-883 Revision E for Class level B products as well as various Standard Microcircuit Drawings.

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

     During the years ended December 31, 1997, 1996 and 1995, Xicor's export sales constituted 44%, 45% and 47%, respectively, of revenues. Xicor's export sales are generally denominated in US dollars. Due to the magnitude of its international sales, Xicor is subject to risks common to all export activities, including currency fluctuations, governmental regulation and the risk of imposition of tariffs or other trade barriers. Further, export sales must be licensed by the Office of Export Administration of the US Department of Commerce.

     One distributor accounted for 16% of Xicor's revenues in 1997 and 14% in both 1996 and 1995. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of Xicor's products.

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

     Although Xicor's manufacturing process is highly controlled, minute impurities, difficulties in the process or defects in the masks can cause wafers to be rejected or a substantial percentage of individual chips to be non-functional, a problem indigenous to the semiconductor industry. Xicor from time to time experiences a variety of technical problems in its manufacturing processes which adversely affect manufacturing yields until they are corrected. Maintaining and improving manufacturing yields is essential for profitability.

     Fabricated wafers are shipped for assembly to either a dedicated subcontract line in Taiwan or to other independent subcontractors located in South Korea, Thailand, the Philippines, China and Malaysia where the wafers are separated into individual chips. Each potentially functional chip is encapsulated in a plastic or ceramic package containing external leads to which the chip is connected by extremely fine wires. Completed packages then undergo inspection, sealing and limited testing. Xicor also makes limited use of assembly subcontractors in California to satisfy particular customer requirements and uses a small in-house assembly line to provide rapid turnaround for new product development.

     Most of the assembled devices undergo comprehensive electrical testing offshore at one of Xicor's independent subcontractors located in Taiwan, Thailand, South Korea, the Philippines and China. Currently most military and new products undergo such testing by Xicor at its facility in Milpitas, California. Quality assurance testing for all products is also performed in Milpitas prior to shipment to customers. In accordance with industry practice, Xicor provides a limited warranty for its devices against defects in materials and workmanship for periods ranging from 90 days to one year.

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

  Compliance with Environmental Regulations

     The manufacture of semiconductors requires the use and storage of substantial amounts of toxic chemicals, solvents and gases. Government regulations impose various environmental controls on the storage, use and disposal of such materials. Such regulations have grown more complex and enforcement more rigorous over time as increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While Xicor to date has not experienced any materially adverse effect on its business from environmental regulations, there can be no assurance that changes in such regulations will not necessitate the acquisition of more costly equipment or require more costly procedures or process changes to be initiated.

RESEARCH AND DEVELOPMENT

     Xicor believes the continuing development of new and improved processes and products is essential in order to maintain and enhance its competitive position. Process development is an on-going activity designed to improve Xicor's technology. Product development is a difficult and lengthy process, the ultimate success of which is dependent upon Xicor's ability to transfer newly developed products to volume production in a timely fashion. There can be no assurance that any research and development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.

     Xicor's product development is currently focused on developing proprietary microchips incorporating Xicor's programmable technology which enable customers to rapidly bring to market products with improved efficiency, features and maintainability. To address the large E(2)PROM commodities market, Xicor is also redesigning certain key commodity products for cost reduction through smaller chip sizes. Research and development activities are requiring an increasing degree of complexity of design and manufacturing process and consequently a significant percentage of revenues is again expected to be invested in research and development in 1998.

     During the years ended December 31, 1997, 1996 and 1995, Xicor expended $18,475,000, $15,074,000 and $15,270,000, respectively, on research and development. At December 31, 1997, 100 employees were engaged in research and development activities.

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

     As is the case with many companies in the semiconductor industry, it may become necessary or desirable for Xicor to obtain licenses relating to its products from others. Xicor has received notices claiming infringement of patents from several semiconductor manufacturers and other patent holders with respect to certain aspects of Xicor's processes, devices and equipment use and these matters are under investigation and review. Although patent holders typically offer licenses and Xicor has in prior years entered into such license agreements, there can be no assurance that licenses can be obtained on acceptable terms or that in all cases the dispute will be resolved without costly litigation.

COMPETITION

     The semiconductor industry is highly competitive and characterized by steadily declining product prices. Numerous companies are currently selling products which compete with those of Xicor. Customers are extremely price sensitive and competitors often lower prices in an attempt to gain market share, causing responsive reductions by other manufacturers, including Xicor, and resulting in reduced profitability or losses. In addition to price, important elements determining success in competition include product performance, quality and reliability, delivery capability, diversity of product line, application support, financial strength and the ability to respond rapidly to technological innovations.

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

EMPLOYEES

     At December 31, 1997 Xicor had 738 employees. None of the employees are represented by a labor organization and Xicor considers its employee relations to be good. Many of Xicor's employees are highly skilled and Xicor's success will depend in significant part on its ability to attract and retain such employees in the highly competitive semiconductor industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth each executive officer of Xicor, their ages (as of December 31, 1997) and office with Xicor:

          NAME             AGE                          OFFICE
          ----             ---                          ------
Raphael Klein              54     Chairman of the Board and Chief Executive Officer
Bruce Gray                 47     President and Chief Operating Officer
Joseph Drori               52     Vice President, Product Design, Engineering,
                                  Quality and Reliability
Geraldine N. Hench         40     Vice President, Finance and Chief Financial
                                  Officer
Klaus G. Hendig            58     Vice President, Administration
Timothy D. Kanemoto        51     Vice President, Product Operations
Michael P. Levis           40     Vice President, Marketing
William H. Owen, III       49     Vice President, Technology Development and
                                  Intellectual Properties

     Raphael Klein, Chairman of the Board and Chief Executive Officer. From August 1987 until January 1998 Mr. Klein was Xicor's President and Chief Executive Officer. Since January 1998 Mr. Klein has shared the Office of the President with Mr. Bruce Gray. Mr. Klein is Xicor's Chief Executive Officer with primary responsibility for marketing, finance and administration and shared responsibility for the direction of the company. Mr. Klein has been a director of the Company since founding Xicor in August 1978 and its Chairman of the Board since August 1982. Mr. Klein received the degree of Master of Science in Physics from the Israeli Institute of Technology ("Technion") and is the inventor or co-inventor of two patented inventions.

     Bruce Gray, President and Chief Operating Officer. Mr. Gray joined Xicor in September 1996 as Vice President, Wafer Operations and since January 1998 has shared the Office of the President with Mr. Raphael Klein. Mr. Gray is Xicor's President and Chief Operating Officer with principal profit and loss responsibility and shared responsibility for the direction of the Company. Mr. Gray has 26 years of experience in the semiconductor industry in engineering, manufacturing and management. From September 1994 through September 1996, Mr. Gray served as the Managing Director of the Advanced Technology Group at National Semiconductor Corporation. From August 1989 through September 1994, Mr. Gray was the Director of Santa Clara Operations and Services for National Semiconductor with operational responsibility for four high-volume wafer fabrication lines. Mr. Gray was also involved in advanced technology development and wafer foundry activities. Mr. Gray has a Bachelor of Science Degree in Metallurgy and Materials Science from the Massachusetts Institute of Technology
(MIT) and is the inventor or co-inventor of three patented inventions.

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

     Geraldine N. Hench, Vice President, Finance and Chief Financial Officer. Ms. Hench, a certified public accountant, joined Xicor in November 1987 as its Corporate Controller. Ms. Hench became a Vice President in June 1993 and Xicor's Chief Financial Officer in January 1998. Ms. Hench received the degree of Bachelor of Science in Accounting from Santa Clara University.

     Klaus G. Hendig, Vice President, Administration. Mr. Hendig, a certified public accountant, has been employed by Xicor since February 1981 and became a Vice President in January 1983. Mr. Hendig served as Xicor's Chief Financial Officer from September 1987 until January 1998. Mr. Hendig received the degree of Bachelor of Science in Accounting and Finance from San Jose State University.

     Timothy D. Kanemoto, Vice President, Product Operations. Mr. Kanemoto joined Xicor in January 1990, and became a Vice President in June 1994. He received the Degree of Bachelor of Science in Business Administration from California State University, Hayward.

     Michael P. Levis, Vice President, Marketing. Mr. Levis joined Xicor in January 1998 as Vice President, Marketing. Mr. Levis has 15 years of experience in marketing and business development. From 1996 through 1997, Mr. Levis served as General Partner at ASCII of America, a venture capital firm. From 1993 through 1996, Mr. Levis was the Vice President of Marketing at Crosspoint Solutions, Inc., a semiconductor company. Prior to 1993 Mr. Levis held various marketing and business development positions at Crosspoint Solutions, Inc., Samsung Semiconductors and Zilog, Inc. Mr. Levis received the degree of Bachelor of Science in Electrical Engineering from Purdue and the degree of Master of Science in Electrical Engineering from Stanford University.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to page 19 of the Company's 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1997, which appears on page 18 of the Company's 1997 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 6 to 9 of the Company's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 21, 1998, appearing on pages 10 to 17 and the unaudited financial information by quarter appearing on page 19 of the Company's 1997 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

     With the exception of the information incorporated in Items 5, 6, 7, 8 and 14 of Parts II and IV of this Form 10-K, the Company's 1997 Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

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

     The information concerning the Company's executive officers required by this Item is included in Part I hereof under the caption "Executive Officers of the Registrant".

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     (1)FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Xicor, Inc. and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1997 Annual Report to Shareholders:

                                                                      PAGE IN
                                                                       ANNUAL
                                                                       REPORT
                                                                      --------
        Consolidated Statements of Operations for each of the three
          years in the period ended December 31, 1997...............    11
        Consolidated Balance Sheets as of December 31, 1997 and
          1996......................................................    10
        Consolidated Statements of Shareholders' Equity for each of
          the three years in the period ended December 31, 1997.....    11
        Consolidated Statements of Cash Flows for each of the three
          years in the period ended December 31, 1997...............    12
        Notes to Consolidated Financial Statements..................  13-16
        Report of Independent Accountants...........................    17

     (2) FINANCIAL STATEMENT SCHEDULE.

                                                                        PAGE
                                                                      --------
        Report of Independent Accountants on Financial Statement
          Schedule..................................................    10
        II -- Valuation and Qualifying Accounts.....................    12

       All other schedules have been omitted since the required information is not applicable, not significant or because the information required is included in the consolidated financial statements or notes thereto.

     (3)EXHIBITS. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

     (b)REPORTS ON FORM 8-K

        None.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Xicor, Inc.

     Our audits of the consolidated financial statements referred to in our report dated January 21, 1998, appearing on page 17 of the 1997 Annual Report to Shareholders of Xicor, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

San Jose, California
January 21, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 20th day of March 1998.

                                          XICOR, INC.
                                          Registrant

                                          By:       /s/ RAPHAEL KLEIN
                                            ------------------------------------
                                                       Raphael Klein
                                              Chairman of the Board and Chief
                                                      Executive Officer
                                               (Principal Executive Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                                   TITLE                              DATE
             ---------                                   -----                              ----

         /s/ RAPHAEL KLEIN         Chairman of the Board and Chief Executive Officer   March 20, 1998
  -------------------------------  (Principal Executive Officer)
          (Raphael Klein)

         /s/ JULIUS BLANK          Director                                            March 20, 1998
  -------------------------------
          (Julius Blank)

         /s/ HANS G. DILL          Director                                            March 20, 1998
  -------------------------------
          (Hans G. Dill)

        /s/ ANDREW W. ELDER        Director                                            March 20, 1998
  -------------------------------
         (Andrew W. Elder)

        /s/ S. ALLAN KLINE         Director                                            March 20, 1998
  -------------------------------
         (S. Allan Kline)

      /s/ GERALDINE N. HENCH       Vice President, Finance and Chief Financial         March 20, 1998
  -------------------------------  Officer (Principal Financial Officer and Principal
       (Geraldine N. Hench)        Accounting Officer)

                                  XICOR, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT    CHARGED TO                   BALANCE
                                                 BEGINNING     COSTS AND                    AT END
                  DESCRIPTION                    OF PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
                  -----------                    ----------    ----------    ----------    ---------
Allowance for doubtful accounts:
  Year ended December 31, 1995.................   $500,000        $--           $--        $500,000
  Year ended December 31, 1996.................    500,000         --            --         500,000
  Year ended December 31, 1997.................    500,000         --            --         500,000

                                  XICOR, INC.

                               INDEX TO EXHIBITS
                                  ITEM 14(A)3.

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Amended and Restated Articles of Incorporation dated
              December 9, 1987 filed as Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by
              reference.
     3.2      By-laws, as amended to date, filed as Exhibit 3.2 with Form
              10-K for the year ended December 31, 1987, is hereby
              incorporated by reference.
    10.1      Non-Qualified (Non-Incentive) and Incentive Stock Option
              Plan as amended as of December 31, 1987 filed as Exhibit
              10.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
    10.1A     Amended and Restated Xicor, Inc. 1990 Incentive and
              Non-incentive Stock Option Plan filed as Exhibit 10.1A with
              Form 10-K for the year ended December 31, 1995, is hereby
              incorporated by reference.
    10.2      Lease dated July 2, 1980, Exhibit 13-E of the Exhibits filed with Form S-1 Registration Statement, File No. 2-69109, is hereby incorporated by reference.
    10.2A     Amendment to lease dated July 2, 1980 filed as Exhibit 10.2A with Form 10-K for the year ended December 31, 1990, is
              hereby incorporated by reference.
    10.3      Lease dated November 23, 1983, Exhibit 1 of the Exhibits
              filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
    10.3A     Amendment to lease dated November 23, 1983 filed as Exhibit
              10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
    10.4      Lease dated February 15, 1984, Exhibit 10(v) of the Exhibits filed with Form 10-K for the year ended December 31, 1984, is hereby incorporated by reference.
    10.4A     Amendment to lease dated February 15, 1984 filed as Exhibit
              10.4A with Form 10-K for the year ended December 31, 1994, is herein incorporated by reference.
    10.6      Form of Indemnification Agreement entered into between
              Xicor, Inc. and each of its Officers and Directors filed as
              Exhibit 10.6A with Form 10-Q for the quarterly period ended
              June 30, 1996, is hereby incorporated by reference.
    10.7      Lingsen-Xicor Dedicated Production Agreement dated September
              21, 1988 as amended on March 11, 1989, April 14, 1989 and
              September 8, 1989 filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
    10.8      Loan and Security Agreement dated March 10, 1993 with
              CoastFed Business Credit Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1992, is
              hereby incorporated by reference.
    10.9      Xicor, Inc. 1995 Director Option Plan filed as Exhibit 10.9 with Form 10-K for the year ended December 31, 1995, is
              hereby incorporated by reference.
    11.1      Statement of Computation of Earnings Per Share.
    13.1      Pertinent pages of the 1997 Annual Report to Shareholders
              (to be deemed filed only to the extent required by the
              instructions to exhibits for reports on Form 10-K).
    21.       List of Subsidiaries.
    23.       Consent of Price Waterhouse LLP.
    24.       Powers of Attorney (included on the signature pages hereof).
    27.       Financial Data Schedule.