Form 10-Q
period 1998-06-28
XICOR INC
filed 1998-08-05
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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

                             Yes  x             No
                                 -----              ------


                  NUMBER OF SHARES OUTSTANDING AT JUNE 28, 1998
                                   19,119,227

                                   XICOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED JUNE 28, 1998



                                      INDEX



                                                                                                          PAGE
                                                                                                          ----
PART I:           FINANCIAL INFORMATION

                  ITEM 1.           FINANCIAL STATEMENTS

                                    Consolidated Balance Sheets at June 28, 1998                             1
                                    and December 31, 1997

                                    Consolidated Statements of Operations for the three                      2
                                    and six months ended June 28, 1998 and June 29, 1997

                                    Consolidated Statements of Cash Flows for the six                        3
                                    months ended June 28, 1998 and June 29, 1997

                                    Notes to Consolidated Financial Information                              4

                  ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                        5
                                    CONDITION AND RESULTS OF OPERATIONS


PART II: OTHER INFORMATION

                  ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     9

                  ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.                                       9

SIGNATURES                                                                                                 10



                                      -I-

PART I:           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  June 28,       December 31,
                                                                                                    1998             1997
                                                                                                    ----             ----
                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents                                                                    $  16,900,000    $  21,106,000
  Short-term investments                                                                           4,152,000       11,372,000
  Accounts receivable                                                                              8,303,000       11,003,000
  Inventories                                                                                     20,073,000       23,933,000
  Prepaid expenses and other current assets                                                          971,000        1,013,000
                                                                                               -------------    -------------
                  Total current assets                                                            50,399,000       68,427,000

Property, plant and equipment,
  at cost less accumulated depreciation                                                           44,520,000       46,628,000
Other assets                                                                                         192,000          206,000
                                                                                               -------------    -------------
                                                                                               $  95,111,000    $ 115,261,000
                                                                                               =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                             $   7,641,000    $  11,596,000
  Accrued expenses                                                                                 8,021,000        8,133,000
  Deferred income on shipments to distributors                                                    11,275,000       13,913,000
  Current portion of long-term obligations                                                         7,001,000        6,537,000
                                                                                               -------------    -------------
                  Total current liabilities                                                       33,938,000       40,179,000
                                                                                               -------------    -------------

Long-term obligations                                                                             16,567,000       18,974,000
                                                                                               -------------    -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                                                          --               --
  Common stock; 75,000,000 shares authorized;
    19,119,227 and 19,091,727 shares outstanding                                                 124,240,000      124,204,000
 Accumulated deficit                                                                             (79,634,000)     (68,096,000)
                                                                                               -------------    -------------
                                                                                                  44,606,000       56,108,000
                                                                                               -------------    -------------
                                                                                               $  95,111,000    $ 115,261,000
                                                                                               =============    =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                  -----------------------------       ------------------------------
                                                  June 28, 1998   June 29, 1997       June 28, 1998   June 29, 1997
                                                  ------------    ------------        -------------   -------------
Net sales                                          $ 26,787,000    $ 31,970,000        $ 54,533,000    $ 61,483,000
Cost of sales                                        25,521,000      19,827,000          45,413,000      37,545,000
                                                   ------------    ------------        ------------    ------------
  Gross profit                                        1,266,000      12,143,000           9,120,000      23,938,000
                                                   ------------    ------------        ------------    ------------

Operating expenses:
  Research and development                            4,628,000       4,598,000           9,194,000       9,211,000
  Selling, general and
    administrative                                    5,620,000       5,401,000          11,118,000      10,559,000
                                                   ------------    ------------        ------------    ------------
                                                     10,248,000       9,999,000          20,312,000      19,770,000
                                                   ------------    ------------        ------------    ------------

Income (loss) from operations                        (8,982,000)      2,144,000         (11,192,000)      4,168,000
Interest expense                                       (481,000)       (457,000)           (981,000)       (867,000)
Interest income                                         279,000         488,000             635,000         990,000
                                                   ------------    ------------        ------------    ------------
Income (loss) before income taxes                    (9,184,000)      2,175,000         (11,538,000)      4,291,000
Provision for income taxes                                 --           108,000                --           214,000
                                                   ------------    ------------        ------------    ------------

Net income (loss)                                  $ (9,184,000)   $  2,067,000        $(11,538,000)   $  4,077,000
                                                   ============    ============        ============    ============

Net income (loss) per common share:
  Basic                                            $      (0.48)   $       0.11        $      (0.60)   $       0.22
                                                   ============    ============        ============    ============
  Diluted                                          $      (0.48)   $       0.11        $      (0.60)   $       0.21
                                                   ============    ============        ============    ============


Shares used in per share calculations:
  Basic                                              19,108,000      18,910,000          19,099,000      18,899,000
                                                   ============    ============        ============    ============
  Diluted                                            19,108,000      19,510,000          19,099,000      19,604,000
                                                   ============    ============        ============    ============




          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Six Months Ended
                                                                         -----------------------------
                                                                         June 28, 1998   June 29, 1997
                                                                         -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                                      $(11,538,000)   $  4,077,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                                         5,992,000       5,323,000
      Changes in assets and liabilities:
        Accounts receivable                                                 2,700,000          (7,000)
        Inventories                                                         3,860,000      (4,898,000)
        Prepaid expenses and other current assets                              42,000         (20,000)
        Other assets                                                           14,000          56,000
        Accounts payable and accrued expenses                              (4,067,000)        110,000
        Deferred income on shipments to distributors                       (2,638,000)        735,000
                                                                         ------------    ------------
Net cash provided by (used for) operating activities                       (5,635,000)      5,376,000
                                                                         ------------    ------------

Cash flows from investing activities:
  Investments in plant and equipment, net                                  (2,787,000)     (6,418,000)
  Purchases of short-term investments                                      (4,292,000)    (16,743,000)
  Maturities of short-term investments                                     11,512,000      21,473,000
                                                                         ------------    ------------
Net cash provided by (used for) investing activities                        4,433,000      (1,688,000)
                                                                         ------------    ------------

Cash flows from financing activities:
  Repayments of long-term obligations                                      (3,040,000)     (3,098,000)
  Proceeds from sale of common stock to employees                              36,000         157,000
                                                                         ------------    ------------
Net cash used for financing activities                                     (3,004,000)     (2,941,000)
                                                                         ------------    ------------

Increase (decrease) in cash and cash equivalents                           (4,206,000)        747,000
Cash and cash equivalents at beginning of year                             21,106,000      20,414,000
                                                                         ------------    ------------
Cash and cash equivalents at end of quarter                              $ 16,900,000    $ 21,161,000
                                                                         ============    ============

Supplemental information:
Cash paid (refunded)  for:
  Interest expense                                                       $    982,000    $    867,000
  Income taxes                                                               (110,000)        136,000
Equipment acquired pursuant to long-term obligations                        1,097,000       6,884,000




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

NOTE 2 - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. For the three and six months ended June 28, 1998, the number of shares used in the calculation of both earnings per share
(EPS) amounts were the same since 197,000 and 163,000 common stock equivalents relating to outstanding stock options were excluded as they were antidilutive. Common stock equivalents were the only reconciling item between the number of shares used to calculate Basic EPS and Diluted EPS for the three and six months ended June 29, 1997. At June 28, 1998, options for 2,203,425 shares were outstanding.

NOTE 3 - BALANCE SHEET DETAIL:

                                           June 28,       December 31,
                                             1998             1997
                                        -------------    -------------
Inventories:
  Raw materials and supplies            $   3,292,000    $   4,229,000
  Work in process                          12,049,000       13,012,000
  Finished goods                            4,732,000        6,692,000
                                        -------------    -------------
                                        $  20,073,000    $  23,933,000
                                        =============    =============
Property, plant and equipment:
  Leasehold improvements                $  17,683,000    $  17,518,000
  Equipment                               118,213,000      116,349,000
  Furniture and fixtures                    1,867,000        1,817,000
  Construction in progress                  8,578,000        8,104,000
                                        -------------    -------------
                                          146,341,000      143,788,000
  Less accumulated depreciation          (101,821,000)     (97,160,000)
                                        -------------    -------------
                                        $  44,520,000    $  46,628,000
                                        =============    =============
Accrued expenses:
  Accrued wages and employee benefits   $   3,814,000    $   3,984,000
  Other accrued expenses                    4,207,000        4,149,000
                                        -------------    -------------
                                        $   8,021,000    $   8,133,000
                                        =============    =============


Accounts receivable:

         Accounts receivable at June 28, 1998 and December 31, 1997 are presented net of an allowance for doubtful accounts of $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1997 and is qualified in its entirety by the foregoing. The results of operations for the three and six months ended June 28, 1998 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         Sales for the second quarter of 1998 were $26.8 million, a decrease from second quarter 1997 sales of $32.0 million and first quarter 1998 sales of $27.7 million. Global pricing pressures due to excess global production capacity, lower demand and the economic difficulties in Asia are posing major challenges for Xicor in 1998. During the first half of 1998, Xicor's business in Japan was very slow compared to the first half of 1997. Additionally, in the second quarter of 1998, domestic sales decreased compared to the immediately preceding and prior year quarters.

         Gross profit as a percentage of sales was 5% and 17% for the three and six months ended June 28, 1998 compared to 38% and 39% for the comparable 1997 periods. In the second quarter of 1998, Xicor wrote down inventories by $2.2 million to cover declining sales prices and inventories of certain devices that are being discontinued as Xicor streamlines its product portfolio. The decline in the 1998 gross profit percentage was primarily due to lower average selling prices as a result of competitive price pressures and Xicor's increased manufacturing cost level associated with increased production capacity and upgrading of the wafer fabrication operations during 1996 and 1997. Additionally, at the beginning of the second quarter of 1998 Xicor substantially reduced the production volume in its factory in response to ongoing weak business conditions. Because of the decreased factory utilization, more costs were expensed instead of being put on the balance sheet as inventory. Until factory utilization increases, the significant negative impact on Xicor's results of operations will continue.

         Although research and development expenses were higher as a percentage of sales in 1998 compared to 1997 due to the lower 1998 sales, they were relatively level in terms of absolute dollars. Research and development activities require an increasing degree of complexity of design and manufacturing process technology and consequently a similar amount of funds is expected to be invested in research and development during the balance of 1998.

         Selling, general and administrative expenses increased from 17% of sales for the second quarter and first half of 1997 to 21% and 20%, respectively, for the second quarter and first half of 1998 primarily due to the lower sales level, a $162,000 bad debt write-off in the first quarter of 1998 related to the sudden bankruptcy of an Asian customer and increased selling expenses in the second quarter of 1998 due to intensified sales activities and costs associated with restructuring one sales office. Marketing and selling expenses are expected to increase somewhat in the second half of 1998 due to Xicor's focus on sales and new product introductions.

         Interest expense increased in the second quarter and first half of 1998 compared to the second quarter and first half of 1997 due to the financing of additional capital equipment acquisitions during 1997.

         Interest income decreased in the second quarter and first half of 1998 compared to the second quarter and first half of 1997 due to a decrease in the average balance invested caused primarily by funds used for 1997 and 1998 capital asset purchases, ongoing debt repayments and 1998 operating activities. Interest income is expected to decrease during the remaining 1998 quarters principally due to the utilization of funds for operating activities, equipment purchases and normal debt repayments.

         No taxes were provided for the first half of 1998 due to the net loss. The provision for income taxes for the first half of 1997 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $33.9 million at December 31, 1997 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

         Xicor incurred losses of $9.2 million and $11.5 million for the second quarter and first half of 1998, respectively, compared to net income of $2.1 million and $4.1 million for the comparable prior year periods. Reduced demand, together with price erosion, were the primary causes of the 1998 losses. In addition, Xicor's manufacturing costs increased in the first half of 1998 compared to the first half of 1997 due to increased production capacity and upgrading of the wafer fabrication operations in 1996 and 1997. At the beginning of the second quarter of 1998, Xicor reduced the production volume in its factory in response to ongoing weak business conditions. The resultant lower factory utilization negatively impacted second quarter 1998 results relative to the first quarter of 1998 and prior year quarter. Second quarter 1998 results were also negatively impacted by inventory write downs as previously discussed.

         Xicor took steps in the second quarter of 1998 that are expected to reduce costs in the third quarter and plans to implement additional cost reduction measures in the third quarter. However, anticipated continued weak sales, price erosion and factory underutilization are expected to result in a loss for the third quarter of 1998.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM
 ACT OF 1995
         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding lower factory utilization, anticipated continued weak sales, further price erosion, the level of research and development expenditures during the balance of 1998, the increase in sales and marketing expenditures, additional cost reduction measures in the third quarter of 1998 and the expected loss in the third quarter of 1998. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions (including in Asia) and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, manufacturing efficiencies, the timely development of new products and processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and Part I, Item 1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE RESULTS

         The semiconductor industry is highly competitive and characterized by rapidly changing technology and steadily declining product prices. The current business climate has and will continue to result in less than optimum utilization of Xicor's wafer fabrication factory, which will adversely affect Xicor's business and results of operations. Xicor's results of operations are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by Xicor and competitors), availability of new manufacturing technologies, the ability to secure intellectual property rights in a rapidly evolving market and the ability to have an appropriate amount of production capacity in a timely manner. The sales level in any specific quarter is also a function of orders received during that quarter, as customers continue to shorten lead times for purchase commitments. Consistent with industry practice, customer orders are generally subject to cancellation by the customer without penalty. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development capabilities.

         The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes during the balance of 1998 and beyond, although there can be no assurances that such research and development efforts or new products will be successful.

         Xicor uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems, manufacturing operations and various administrative functions. To the extent that these software applications are unable to appropriately interpret the upcoming calendar Year 2000, some level of modification and replacement of such software or applications will be necessary. Xicor has installed and is continuing to install Year 2000 compliant software in its major systems. Ongoing efforts are being devoted to complete this activity for the balance of Xicor's systems. The incremental costs associated with these efforts are currently not expected to be material. Xicor presently believes the Year 2000 issue will not pose significant operational problems. However, Year 2000 issues could have a significant impact on Xicor's operations and its financial results if modifications cannot be completed in a timely manner; unforeseen needs or problems arise; or, if the systems operated by our customers, vendors or subcontractors are not Year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 28, 1998, Xicor had $21.1 million in cash, cash equivalents and short-term investments compared to $32.5 million at December 31, 1997. During the first half of 1998, Xicor used $5.6 million of cash for operating activities, $2.8 million for equipment purchases and $3 million to repay long-term obligations. Xicor used long-term lease financing to acquire additional capital assets of $1.1 million during the six months ended June 28, 1998.

         Capital expenditures for the balance of 1998 are planned at less than $4 million, $1.4 million of which had been committed as of June 28, 1998. The acquisitions consist principally of equipment necessary for computer system enhancements, automated design tools and production using the new submicron technology which is in the latter stages of development. Xicor is investigating equipment financing for a portion of these acquisitions, but there is no assurance that such financing will be available.

         Xicor has a line of credit agreement with a financial institution that expires March 31, 1999, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At June 28, 1998, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash and expected equipment financing will be adequate to support Xicor's operations for the next twelve months.

PART II:       OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 29, 1998 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 17,777,331 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

(a)      The following persons were elected directors:

                                     Votes for                Votes withheld
                                    ----------                ---------------
Raphael Klein                       16,953,595                    823,736
Bruce Gray                          16,965,113                    812,218
Julius Blank                        16,965,013                    812,318
Andrew W. Elder                     16,967,640                    809,691
S. Allan Kline                      16,959,113                    818,218

(b) The following resolutions were submitted to a vote of the shareholders at the meeting:

         (1) To approve the adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of shares of Common Stock thereunder. The resolution was passed, 16,095,879 shares voting in favor, 1,563,940 shares voting against and 117,512 shares abstaining.

         (2) To ratify the designation of Price Waterhouse LLP (now PricewaterhouseCoopers LLP) as independent accountants for the period ending December 31, 1998. The resolution was passed, 17,570,565 shares voting in favor, 154,061 shares voting against and 52,705 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            XICOR, INC., a
                                            California Corporation

                                            By /s/ Raphael Klein
                                               -------------------------
                                            Raphael Klein
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            By /s/ Geraldine N. Hench
                                               --------------------------
                                            Geraldine N. Hench
                                            Vice President, Finance
                                            (Principal Financial Officer)


Date:  August 4, 1998

                                 EXHIBIT INDEX



  Exhibit
  Number                           Description
 -------                           -----------

   27                          Financial Data Schedule