Form 10-Q
period 1998-09-27
XICOR INC
filed 1998-11-06
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

               NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 27, 1998
                                   19,123,477

                                   XICOR, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 27, 1998


                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I:   FINANCIAL INFORMATION

          ITEM 1.     FINANCIAL STATEMENTS

                      Consolidated Balance Sheets at September 27, 1998                 1
                      and December 31, 1997

                      Consolidated Statements of Operations for the three and           2
                      nine months ended September 27, 1998 and September 28, 1997

                      Consolidated Statements of Cash Flows for the nine                3
                      months ended September 27, 1998 and September 28, 1997

                      Notes to Consolidated Financial Information                       4

          ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 5
                      CONDITION AND RESULTS OF OPERATIONS


PART II:  OTHER INFORMATION

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                                10

SIGNATURES                                                                             10

                                       -i-

PART I:           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           September 27,            December 31,
                                                               1998                    1997
                                                               ----                    ----
                                                            (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                $ 16,263,000             $ 21,106,000
  Short-term investments                                      1,978,000               11,372,000
  Accounts receivable                                         8,943,000               11,003,000
  Inventories                                                16,607,000               23,933,000
  Prepaid expenses and other current assets                   1,056,000                1,013,000
                                                           ------------             ------------
                  Total current assets                       44,847,000               68,427,000

Property, plant and equipment,
  at cost less accumulated depreciation                      42,231,000               46,628,000
Other assets                                                    283,000                  206,000
                                                           ------------             ------------
                                                           $ 87,361,000             $115,261,000
                                                           ============             ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  8,761,000             $ 11,596,000
  Accrued expenses                                            8,701,000                8,133,000
  Deferred income on shipments to distributors               11,271,000               13,913,000
  Current portion of long-term obligations                    7,210,000                6,537,000
                                                           ------------             ------------
                  Total current liabilities                  35,943,000               40,179,000
                                                           ------------             ------------

Long-term obligations                                        14,845,000               18,974,000
                                                           ------------             ------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                    -                       -
  Common stock; 75,000,000 shares authorized;
   19,123,477 and 19,091,727 shares outstanding             124,245,000              124,204,000
  Accumulated deficit                                       (87,672,000)             (68,096,000)
                                                           ------------             ------------
                                                             36,573,000               56,108,000
                                                           ------------             ------------
                                                           $ 87,361,000             $115,261,000
                                                           ============             ============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                            Nine Months Ended
                                            -------------------------------             -------------------------------
                                            September 27,     September 28,             September 27,     September 28,
                                                 1998              1997                      1998              1997
                                                 ----             -----                      ----              ----
Net sales                                   $ 24,695,000      $ 29,566,000              $ 79,228,000      $ 91,049,000
Cost of sales                                 21,479,000        18,935,000                66,892,000        56,480,000
                                            --------------    -------------             -------------     -------------
  Gross profit                                 3,216,000        10,631,000                12,336,000        34,569,000
                                            --------------    -------------             -------------     -------------

Operating expenses:
  Research and development                     4,304,000         4,425,000                13,498,000        13,636,000
  Selling, general and
    administrative                             5,448,000         5,252,000                16,566,000        15,811,000
  Restructuring charge                         1,267,000             -                     1,267,000             -
                                            --------------    -------------             -------------     -------------
                                              11,019,000         9,677,000                31,331,000        29,447,000
                                            --------------    -------------             -------------     -------------

Income (loss) from operations                 (7,803,000)          954,000               (18,995,000)        5,122,000
Interest expense                                (463,000)         (475,000)               (1,444,000)       (1,342,000)
Interest income                                  228,000           488,000                   863,000         1,478,000
                                            --------------    -------------             -------------     -------------

Income (loss) before income taxes             (8,038,000)          967,000               (19,576,000)        5,258,000
Provision for income taxes                       -                  48,000                     -               262,000
                                            --------------    -------------             -------------     -------------

Net income (loss)                           $ (8,038,000)     $    919,000              $(19,576,000)     $  4,996,000
                                            ==============    =============             =============     =============

Net income (loss) per common share:
         Basic                              $      (0.42)     $       0.05              $      (1.02)     $       0.26
                                            ==============    =============             =============     =============

         Diluted                            $      (0.42)     $       0.05              $      (1.02)     $       0.25
                                            ==============    =============             =============     =============

Shares used in per share calculations:
         Basic                              $ 19,123,000      $ 18,985,000              $ 19,108,000      $ 18,928,000
                                            ==============    =============             ============      =============
         Diluted                            $ 19,123,000      $ 19,731,000              $ 19,108,000      $ 19,644,000
                                            ==============    =============             ============      =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                  Nine  Months Ended
                                                                     -----------------------------------------
                                                                     September 27, 1998     September 28, 1997
                                                                     ------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                                    $(19,576,000)          $  4,996,000
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                                       9,024,000              8,175,000
      Changes in assets and liabilities:
        Accounts receivable                                               2,060,000                660,000
        Inventories                                                       7,326,000             (8,851,000)
        Prepaid expenses and other current assets                           (43,000)              (518,000)
        Other assets                                                        (77,000)                54,000
        Accounts payable and accrued expenses                            (2,267,000)             1,496,000
        Deferred income on shipments to distributors                     (2,642,000)                47,000
                                                                      --------------          -------------
Net cash provided by (used for) operating activities                     (6,195,000)             6,059,000
                                                                      --------------          -------------

Cash flows from investing activities:
  Investments in plant and equipment, net                                (3,530,000)            (9,042,000)
  Purchases of short-term investments                                    (4,335,000)           (20,925,000)
  Maturities of short-term investments                                   13,729,000             27,473,000
                                                                      --------------          -------------
Net cash provided by (used for) investing activities                      5,864,000             (2,494,000)
                                                                      --------------          -------------

Cash flows from financing activities:
  Repayments of long-term obligations                                    (4,553,000)            (4,712,000)
  Proceeds from sale of common stock to employees                            41,000                619,000
                                                                      --------------          -------------
Net cash used for financing activities                                   (4,512,000)            (4,093,000)
                                                                      --------------          -------------

Decrease in cash and cash equivalents                                    (4,843,000)              (528,000)
Cash and cash equivalents at beginning of year                           21,106,000             20,414,000
                                                                       -------------          -------------
Cash and cash equivalents at end of quarter                            $ 16,263,000           $ 19,886,000
                                                                       =============          =============

Supplemental information:
Cash paid (refunded)  for:
  Interest expense                                                     $  1,444,000           $  1,342,000
  Income taxes                                                              (93,000)               269,000
Equipment acquired pursuant to long-term obligations                      1,097,000              9,547,000


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

NOTE 2 - NET INCOME (LOSS) PER SHARE:

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 2,488,300 shares of common stock were outstanding at September 27, 1998, but were excluded from the earnings per share (EPS) computation as they were antidilutive. Common stock equivalents were the only reconciling item between the number of shares used to calculate Basic EPS and Diluted EPS for the three and nine months ended September 28, 1997.

NOTE 3 - BALANCE SHEET DETAIL:

                                                              September 27,             December 31,
                                                                  1998                     1997
                                                                  ----                     ----
Inventories:
  Raw materials and supplies                                  $   2,505,000            $   4,229,000
  Work in process                                                 9,986,000               13,012,000
  Finished goods                                                  4,116,000                6,692,000
                                                              -------------            --------------
                                                              $  16,607,000            $  23,933,000
                                                              =============            ==============
Property, plant and equipment:
  Leasehold improvements                                      $  17,843,000            $  17,518,000
  Equipment                                                     122,953,000              116,349,000
  Furniture and fixtures                                          1,877,000                1,817,000
  Construction in progress                                        4,256,000                8,104,000
                                                              -------------            --------------
                                                                146,929,000              143,788,000
  Less accumulated depreciation                                (104,698,000)             (97,160,000)
                                                              -------------            --------------
                                                              $  42,231,000             $ 46,628,000
                                                              =============             =============
Accrued expenses:
  Accrued wages and employee benefits                         $   4,407,000             $  3,984,000
  Other accrued expenses                                          4,294,000                4,149,000
                                                              -------------             -------------
                                                              $   8,701,000             $  8,133,000
                                                              =============             =============

Accounts receivable:

         Accounts receivable at September 27, 1998 and December 31, 1997 are presented net of an allowance for doubtful accounts of $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1997 and is qualified in its entirety by the foregoing. The results of operations for the three and nine months ended September 27, 1998 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

     Sales for the third quarter of 1998 were $24.7 million, a decrease from third quarter 1997 sales of $29.6 million and second quarter 1998 sales of $26.8 million. Sales for the nine months ended September 27, 1998 were $79.2 million, down from $91.0 million for the comparable prior year period. Global pricing pressures due to excess global production capacity, lower demand and the economic difficulties in Asia are posing major challenges for Xicor. For the three and nine months ended September 27, 1998, Xicor's business in Japan and domestic sales decreased compared to the comparable prior year period.

     Gross profit as a percentage of sales was 13% and 16% for the three and nine months ended September 27, 1998 compared to 36% and 38% for the comparable 1997 periods. The decline in the 1998 gross profit percentage was primarily due to lower average selling prices as a result of competitive price pressures and Xicor's increased manufacturing cost level associated with increased production capacity and upgrading of the wafer fabrication operations during 1996 and 1997 and decreased factory utilization. During 1998 Xicor substantially reduced the production volume in its factory in response to ongoing weak business conditions. Unfavorable overhead variances that result from the fixed nature of certain manufacturing costs and the smaller number of units in production were expensed. Unless factory utilization increases, the significant negative impact of unfavorable overhead variances on Xicor's results of operations will continue. Additionally, in the second quarter of 1998, Xicor wrote down inventories by $2.2 million to cover declining sales prices and inventories of certain devices that are being discontinued as Xicor streamlines its product portfolio.

     Although research and development expenses were higher as a percentage of sales in the quarter and nine months ended September 27, 1998 compared to the corresponding periods of 1997 due to the lower 1998 sales, they were relatively level in terms of absolute dollars. Research and development activities require an increasing degree of complexity of design and manufacturing process technology and consequently a similar amount of funds is expected to be invested in research and development during the fourth quarter of 1998.

     Selling, general and administrative expenses increased from 18% and 17% of sales for the third quarter and nine months ended September 28, 1997 to 22% and 21%, for the respective 1998 periods primarily due to the lower sales level, increased selling expenses due to intensified sales and marketing activities, second quarter 1998 costs associated with restructuring one sales office and a $162,000 bad debt write-off in the first quarter of 1998 related to the bankruptcy of an Asian customer.

     Interest expense decreased in the third quarter of 1998 compared to the 1997 quarter due to normal principal payments of outstanding lease debt. Interest expense in the nine months ended

September 28, 1998 was higher than the comparable prior year period due to the financing of additional capital equipment acquisitions during 1997.

     Interest income decreased in the third quarter and nine months ended September 27, 1998 compared to the comparable 1997 periods due to a decrease in the average balance invested caused primarily by funds used for 1997 and 1998 capital asset purchases, 1998 operating activities and ongoing debt repayments and, to a lesser extent, lower interest rates. Interest income is expected to decrease during the fourth quarter principally due to the utilization of funds for operating activities, normal debt repayments and equipment purchases and lower interest rates.

     No taxes were provided during 1998 due to the net loss. The 1997 provision for income taxes consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $33.9 million at December 31, 1997 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

     Xicor incurred losses of $8.0 million and $19.6 million for the third quarter and nine months ended September 27, 1998, respectively, compared to net income of $0.9 million and $5.0 million for the comparable prior year periods. Third quarter 1998 results included a $1.3 million restructuring charge for severance costs relating to work force reductions. Reduced demand, together with severe price erosion, were the primary causes of the 1998 losses. In addition, Xicor's manufacturing costs increased in 1998 compared to 1997 due to increased production capacity and upgrading of the wafer fabrication operations in 1996 and 1997. Xicor has reduced the production volume in its factory in response to ongoing weak business conditions. The resultant lower factory utilization also negatively impacted results for the third quarter and nine months ended September 27, 1998 relative to the prior year. Second quarter 1998 results were also negatively impacted by inventory write downs as previously discussed.

     During the third quarter of 1998, Xicor took significant steps to reduce costs. Third quarter results include a $1.3 million restructuring charge for severance costs relating to a 20% reduction in workforce. The headcount reductions are primarily in manufacturing and to a lesser extent in the selling, administrative and engineering functions. At September 27, 1998, $0.3 million of the severance costs had been paid, with the $1.0 million balance expected to be paid during the next two quarters. Quarterly savings after the restructuring is completed are estimated at $2.0 million.

     Xicor has a foundry agreement with Yamaha for outsourcing. During the third quarter of 1998, Xicor qualified Yamaha's Kagoshima, Japan wafer fabrication facility for production of one Xicor process. To date, initial production quantities have been successfully manufactured by Yamaha. Yamaha is currently being qualified to run additional Xicor processes. The cost of a wafer procured from Yamaha is currently significantly lower than the cost of a wafer produced in-house. In view of the prevailing pricing and excess supply conditions in the semiconductor industry, Xicor is evaluating its future manufacturing and procurement strategies including significantly increasing outsourcing of wafer fabrication with Yamaha. In the event Xicor decides to reduce production volumes at its Milpitas, California wafer fabrication facility in favor of outsourcing, it may result in substantial writeoffs, primarily relating to assets.

     Although Xicor has taken significant cost reduction measures in 1998, anticipated continued weak sales, price erosion and factory underutilization are expected to result in a sizable loss for the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 27, 1998, Xicor had $18.2 million in cash, cash equivalents and short-term investments compared to $32.5 million at December 31, 1997. During the nine months ended September 27, 1998, Xicor used $6.2 million of cash for operating activities, $3.5 million for equipment purchases and $4.6 million to repay long-term obligations. Xicor used long-term lease financing to acquire additional capital assets of $1.1 million during the nine months ended September 27, 1998.

     Capital expenditures for the balance of 1998 are planned at less than $2.0 million, $1.4 million of which had been committed as of September 27, 1998. The acquisitions consist principally of equipment for yield improvement and new product production. Xicor is investigating equipment financing for a portion of these acquisitions, but there is no assurance that such financing will be available.

     Xicor has a line of credit agreement with a financial institution that expires March 31, 1999, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At September 27, 1998, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash, expected equipment financing and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding anticipated continued weak sales, price erosion, factory underutilization, the level of research and development expenditures during the fourth quarter of 1998, the expected loss in the fourth quarter of 1998, the possibility of further reductions in manufacturing volume at Xicor's Milpitas wafer fabrication facility and resultant substantial charges to operations, the adequacy of cash and financing to support Xicor's operations for the next twelve months, Xicor's plans to have all critical Year 2000 objects that could prevent Xicor from meeting customer commitments completed by mid-1999 and the expectation that the incremental costs associated with Year 2000 implementation will not exceed $1.0 million. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected.

     Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the nonvolatile memory segment of the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of production capacity in a timely manner, manufacturing efficiencies, the timely development of new products and submicron processes, the ability of Xicor, our customers, vendors and subcontractors to make their systems Year 2000 compliant, and the risk factors listed from time-to-time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section below and Part I, Item 1. of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     Xicor uses a significant number of computer software programs and operating systems and intelligent hardware devices in its internal operations, including information technology (IT) systems and non-IT systems used in the design, manufacture and marketing of company products. These items are considered to be Year 2000 "objects" and to the extent that these objects are unable to correctly recognize and process date dependent information beyond the year 1999, some level of modification or replacement is necessary.

     Xicor's Year 2000 Compliance Program addresses Xicor IT and non-IT systems, Xicor products, key suppliers and key customers. The compliance program consists of five phases: Planning, Assessment, Renovation, Validation and Implementation. As of the third quarter of 1998, Xicor has completed the Assessment phase with respect to its internal operations and is entering the Renovation phase. Company actions have and continue to include replacing certain systems, while modifying others. Xicor plans to have all critical objects that would prevent Xicor from meeting its customer commitments completed by mid-1999. Xicor believes its products are Year 2000 compliant. Xicor is also actively working with key suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Xicor also intends to develop a contingency plan. Based on currently available information, the incremental costs associated with these efforts are expected to be less than $1.0 million, a portion of which relates to the purchase of software and hardware and will be capitalized.

     Year 2000 compliance issues could have a significant impact on Xicor's operations and its financial results if modifications cannot be completed in a timely manner; unforeseen needs or problems arise; or, if the systems operated by Xicor's customers, vendors or subcontractors are not Year 2000 compliant.

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

PART II:       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 27, 1998.


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


                                       XICOR, INC., a
                                       California Corporation

                                       By /s/ Raphael Klein
                                          --------------------------------------
                                          Raphael Klein
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                       By /s/ Geraldine N. Hench
                                          --------------------------------------
                                          Geraldine N. Hench
                                          Vice President, Finance
                                          (Principal Financial Officer)


Date:  November 5, 1998

                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------
  27                        Financial Data Schedule
