Form 10-K
period 1998-12-31
XICOR INC
filed 1999-03-30
CIK 319191

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (Common Stock, without par value) held by non-affiliates of the Registrant was approximately $26,058,000 on March 25, 1999.

     The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 20,209,121 on March 25, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in Parts II, III and IV of this Form 10-K Report: (1) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 and (2) Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believes," "expects," "future," "intends," "assuming," "projected" and similar expressions are used to identify forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which apply only as of the date of this report. Actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in the "Factors Affecting Future Results" section of "Management's Discussion & Analysis of Financial Conditions and Results of Operations" which is incorporated by reference to the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 in Part II, Item 7. of this report and the risk factors included in Item 1. below.

ITEM 1. BUSINESS

     Xicor, Inc. ("Xicor" or the "Company") designs, develops, manufactures and markets reprogrammable nonvolatile semiconductor integrated circuits containing digital, analog and reprogrammable nonvolatile elements. Xicor's devices offer a comprehensive set of features to its customers. By virtue of their nonvolatility, Xicor's devices retain their information content when power is lost or turned off. Reprogramming is accomplished by "writing" over the old data without a need for first "erasing" the old data. Xicor's devices can be reprogrammed bit by bit or in larger groups of bits called "words" and "pages" without being removed from the system and operate from the same power source used in microcontroller and microprocessor-based systems, or even lower voltages common in hand-held and portable products. Xicor products are sold in a variety of packages, including plastic, ceramic and chip scale packages for small footprint and height.

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

     Xicor is continuing to apply its electrically reprogrammable memory technology to develop innovative products combining nonvolatility and in-system data alterability. More recently, certain Xicor products are also incorporating analog elements. Xicor products are used by manufacturers of electronic products throughout the world in a wide range of applications, including telecommunications, consumer, computer, industrial, automotive and military products.

INDUSTRY BACKGROUND

     Manufacturers have introduced a variety of nonvolatile semiconductor memories offering different degrees of programming flexibility. Currently available nonvolatile memory devices include read-only memories ("ROMs"), programmable read only memories ("PROMs"), electrically programmable read-only memories ("EPROMs"), electrically erasable programmable ROMs ("EEPROMs"), nonvolatile random access memories ("NOVRAMs") and Flash Memories. A brief description of these nonvolatile devices follows:

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

     The development of EEPROMs provided significant programming flexibility. These nonvolatile memories can be reprogrammed in-system tens of thousands of times and can be altered one byte or several bytes at a time. EEPROMs are termed serial or parallel depending on their connection to the system's processor. Serial EEPROM devices transmit data through a single input-output port while parallel devices transmit data through multiple ports concurrently.

     Devices called Flash memories offer a middle ground in price and features between EPROMs and EEPROMs. Unlike EPROMs, Flash memories can be reprogrammed while in a system. However, unlike the more flexible EEPROMs that can be altered one byte or several bytes at a time, Flash memories can only be altered all at once or in larger groups of bytes. In nonvolatile reprogrammable memory chips containing less than 256K bits, the memory cell array takes up less than half of the chip area and the support circuitry the balance. Accordingly, manufacturers of Flash memories have focused on parallel interface high density devices where customers are willing to forgo the ease of use of the full featured EEPROMs for the lower cost of a Flash memory or where the Flash memory has achieved higher density due to its smaller memory cell size.

     NOVRAMs were developed to combine the versatility and rapid data access of the RAM with the nonvolatility of the full-featured EEPROM on a single semiconductor. The complex dual-memory structure of the NOVRAM, while providing substantially greater functionality than the EEPROM, results in a significantly greater cost per memory bit.

XICOR PRODUCTS AND APPLICATIONS

     Xicor products are grouped in two categories: memory products and analog products. Memory products include password-secured serial EEPROMs, standard serial EEPROMs and proprietary serial EEPROMs, as well as parallel-interfaced EEPROMs. Many of these memory products are used in space-limited hand held applications. To enhance our customers' ability to further miniaturize their products, in 1998 Xicor introduced a 128K serial EEPROM encapsulated in an advanced chip-scale package which has essentially the same footprint and height as the chip itself. The first customer to take volume shipments in 1998 is using the device in an advanced model of cellular telephone.

     Xicor's emerging analog products group includes potentiometers (XDCPs) which are digitally controlled. The digital control offers customers computer control capabilities to achieve analog performance, thus eliminating the manual adjustment required when using traditional mechanical potentiometers. Furthermore, the solid state nature of the XDCP eliminates the disadvantages of the traditional mechanical potentiometer associated with moving parts. XDCPs do not change when exposed to vibrations, salty or oily environments, and are adjustable remotely. Complementing XDCPs in this product group is an evolving product line of system management products offering supervisory chips for microcontroller-based systems.

MARKETING AND SALES

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

     Xicor markets its products directly from its headquarters in Milpitas, California and from regional domestic and foreign sales offices. Products are also marketed domestically through a national network of independent sales representatives, each of which has been granted an exclusive sales territory, and through national and regional stocking distributors which also handle competitive products. Xicor's products are also marketed abroad through an international network of independent non-exclusive stocking sales representa-tives. Generally, sales to distributors and stocking sales representatives are made under agreements allowing rights of return and price protection on unsold merchandise. Xicor's policy is to defer recognition of sales and related costs on such shipments until the products are sold by the distributors and stocking sales representatives.

     As part of a product review conducted during 1998, Xicor recognized the need for a dedicated and focused sales effort in the growing but complex smart card market. Consequently, in November 1998, Xicor entered into a strategic alliance with ATMI, Inc. focused on the selling of Xicor's secure memory ICs by ATMI into smart card applications. As part of this agreement, ATMI received certain rights to the product line for smart card applications.

     During the years ended December 31, 1998, 1997 and 1996, Xicor's international sales constituted 46%, 44% and 45%, respectively, of revenues. Xicor's international sales are generally denominated in US dollars. Due to the magnitude of its international sales, Xicor is subject to risks common to all export activities, including currency fluctuations, governmental regulation and the risk of imposition of tariffs or other trade barriers. Further, export sales must be licensed by the Office of Export Administration of the US Department of Commerce.

     One distributor accounted for 15% of Xicor's revenues in 1998, 16% in 1997 and 14% in 1996. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of Xicor's products.

     Volume purchase orders received by Xicor do not necessarily result in sales as they are in most cases, consistent with industry practice, terminable by the customer without penalty. Consequently, backlog figures are not necessarily indicative of future sales.

MANUFACTURING

     Historically, Xicor manufactured in-house all silicon wafers used to provide the semiconductor chips for its products. However, the rapidly escalating capital investments and the increasing need for larger size factories required to efficiently spread the high level of fixed costs associated with complex semiconductor manufacturing operations have led to the emergence of wafer fabrication foundries, enabling many semiconductor companies to outsource portions or all of their wafer requirements. Xicor has made the decision to also outsource some of its wafer fabrication. Yamaha Ltd. was selected to become Xicor's first foundry, and in 1997 Xicor commenced the transfer of its technology to Yamaha's plant in Kagoshima, Japan. In the third quarter of 1998, the Kagoshima factory was qualified as an outside foundry for Xicor. Several customers have qualified Yamaha produced product and Xicor is transferring additional products to Yamaha to increase volume there. Assuming continuing successful transfer of products to Yamaha and timely qualification of Yamaha-manufactured products by Xicor's customers, Xicor expects to start a significant portion of its total wafers at Yamaha in late 1999. Concurrently, Xicor is further outsourcing product testing. Chip packaging has been outsourced from inception.

     Wafer fabrication processes are highly complicated, utilize numerous highly toxic and corrosive chemicals and gases, and require stringent control of many extremely precise steps, similar to those used in the semiconductor industry for the production of other large scale integrated circuits. These steps include complex processes such as microphotolithography, wet chemical and dry plasma etch, chemical vapor deposition, high temperature diffusion and oxidation, ion implantation and vacuum metallization, which are applied to silicon wafers to form several hundred to several thousand devices ("chips") per wafer depending on the product. Each chip, in turn, contains thousands to millions of individual transistors and other circuit elements. The sensitivity of the manufacturing process to dust and other contaminants requires the production process to take place in a highly controlled, clean environment. Sophisticated computer-controlled testing equipment is used to test each chip on the wafer to identify those potentially meeting the desired electrical criteria.

     Although the wafer manufacturing process is highly controlled, minute impurities, difficulties in the process or defects in the masks can cause wafers to be rejected or a substantial percentage of individual chips to be non-functional, a problem indigenous to the semiconductor industry. From time to time Xicor and its foundry experience a variety of technical issues in the manufacturing processes which adversely affect manufacturing yields until they are corrected. Maintaining and improving manufacturing yields is essential for profitability.

     Each chip on the fabricated wafer is tested and the nonfunctional chips are identified. The wafers are then shipped to subcontractors in Taiwan, Thailand, South Korea, the Philippines, China or Malaysia, where the wafers are separated into individual chips. Each functional chip is encapsulated in a plastic or ceramic package having external leads to which the chip is connected by extremely fine wires. The packaged chips undergo comprehensive electrical testing offshore at one of Xicor's independent subcontractors located in Taiwan, Thailand, South Korea, the Philippines and China. A limited amount of testing is also performed in Milpitas. Chip-scale packaged products are encapsulated by a subcontractor based in Israel and tested in Milpitas. In accordance with industry practice, Xicor provides a limited warranty for its devices against defects in materials and workmanship for periods ranging from 90 days to one year.

     Reliance on overseas wafer fabrication, assembly and test contractors and Xicor's maintenance of inventories at contractors' facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, and changes in tariff and freight rates. Furthermore, in the event Xicor's overseas wafer fabrication, assembly or test operations, or air transportation to or from foreign contractors, are disrupted for any reason, Xicor's operations may be materially adversely affected.

     The principal raw materials utilized in the production process are polished silicon wafers, ultra-pure metals, chemicals and gases. Encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors or are purchased by Xicor and shipped to such contractors. Shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. Shortages have occurred in the Company's history and lead times have been extended in the industry on occasion without materially adversely affecting the Company. However, future shortages, if any, could have a material adverse effect on Xicor's operations.

     Cost reduction is an important on-going activity at Xicor since continually lower selling prices are essential to maintain and improve Xicor's competitive position. Typically, integrated circuit product cost reduction programs are designed to minimize defects, simplify testing and reduce the physical size of the chips. As Xicor reduces the quantity of wafers which are fabricated in its underutilized factory, the increasing supply of lower cost wafers from the outside foundry is expected to reduce Xicor's average wafer cost. The expected benefit of a higher percentage of lower cost products made by the foundry will be realized only after the first half of 1999 as foundry shipment volume ramps up.

  Compliance with Environmental Regulations

     The manufacture of semiconductors requires the use and storage of substantial amounts of toxic chemicals, solvents and gases. Government regulations impose various environmental controls on the storage, use and disposal of such materials. Such regulations have grown more complex and enforcement more rigorous over time as increasing attention has been focused on the environmental impact of semiconductor manufacturing operations. While Xicor to date has not experienced any materially adverse effect on its business from environmental regulations, changes in such regulations could necessitate the acquisition of more costly equipment or require more costly procedures or process changes to be initiated.

RESEARCH AND DEVELOPMENT

     Continuing development of more advanced processes and products is essential to maintain and enhance Xicor's competitive position. Such development activities are difficult and lengthy. There can be no assurance that any research and development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance.

     Research and development activities require an increasing degree of complexity of design and manufacturing process, and consequently a significant percentage of revenues is continuously invested in research and development.

     During the years ended December 31, 1998, 1997 and 1996, Xicor expended $17,429,000, $18,475,000 and $15,074,000, respectively, on research and development.

PATENTS AND LICENSES

     Xicor holds numerous United States patents and corresponding foreign patents covering various circuit designs and the structure of its devices. Further, additional patent applications for such products are pending in the United States and abroad. However, patents granted or pending may not provide Xicor with any meaningful protection. Similar to other semiconductor manufacturers, Xicor has granted licenses under its patents and may continue to do so in the future. Xicor believes that, due to the rapidly changing technology in the semiconductor industry, its future success will be dependent primarily upon the technical expertise and creative skills of its personnel rather than patent protection.

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

COMPETITION

     The semiconductor industry is highly competitive and characterized by steadily declining prices, particularly during periods of industry oversupply. Numerous companies are currently selling products which compete with those of Xicor. In addition to price, important elements determining success in competition include product performance, quality and reliability, delivery capability, diversity of product line, application support, financial strength and the ability to respond rapidly to technological innovations. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development staffs. Further, the industry is characterized by rapid technological change and Xicor will be required to continually develop or have access to new and improved manufacturing processes and products to remain competitive.

EMPLOYEES

     At December 31, 1998 Xicor had 565 employees. None of the employees are represented by a labor organization and Xicor considers its employee relations to be good. Many of Xicor's employees are highly skilled and Xicor's success will depend in significant part on its ability to attract and retain such employees in the highly competitive semiconductor industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth each executive officer of Xicor, their ages (as of December 31, 1998) and office with Xicor:

                 NAME                   AGE                    OFFICE
                 ----                   ---                    ------
Raphael Klein.........................  55     Chairman of the Board and Chief
                                               Executive Officer
Bruce Gray............................  48     President and Chief Operating Officer
Joseph Drori..........................  53     Vice President, Product Definition
Geraldine N. Hench....................  41     Vice President, Finance and Chief
                                               Financial Officer
Klaus G. Hendig.......................  59     Senior Vice President, Administration
Timothy D. Kanemoto...................  52     Vice President, Product Operations
Michael P. Levis......................  41     Vice President, Marketing
Daniel L. Lewis.......................  49     Vice President, Worldwide Sales
James McCreary........................  52     Vice President, Engineering
Ira McLain............................  55     Vice President, Information Technology
William H. Owen, III..................  50     Vice President, Technology Development
                                               and Intellectual Properties

     Raphael Klein, Chairman of the Board and Chief Executive Officer. From August 1987 until January 1998 Mr. Klein was Xicor's President and Chief Executive Officer. Since January 1998 Mr. Klein has shared the Office of the President with Mr. Bruce Gray. Mr. Klein is Xicor's Chief Executive Officer with primary responsibility for finance and administration and shared responsibility for the direction of the company. Mr. Klein has been a director of the Company since founding Xicor in August 1978 and its Chairman of the Board since August 1982. Mr. Klein received the degree of Master of Science in Physics from the Israeli Institute of Technology ("Technion") and is the inventor or co-inventor of two patented inventions.

     Bruce Gray, President and Chief Operating Officer. Mr. Gray joined Xicor in September 1996 as Vice President, Wafer Operations and since January 1998 has shared the Office of the President with Mr. Raphael Klein. Mr. Gray is Xicor's President and Chief Operating Officer with principal profit and loss responsibility and shared responsibility for the direction of the Company. Mr. Gray has 27 years of experience in the semiconductor industry in engineering, manufacturing and management. From September 1994 through September 1996, Mr. Gray served as the Managing Director of the Advanced Technology Group at National Semiconductor Corporation. From August 1989 through September 1994, Mr. Gray was the Director of Santa Clara Operations and Services for National Semiconductor with operational responsibility for four high-volume wafer fabrication lines. Mr. Gray was also involved in advanced technology development and wafer foundry activities. Mr. Gray has a Bachelor of Science Degree in Metallurgy and Materials Science from the Massachusetts Institute of Technology
(MIT) and is the inventor or co-inventor of three patented inventions.

     Joseph Drori, Vice President, Product Definition. Mr. Drori has been employed by Xicor since October 1979 and became a Vice President in June 1988. Mr. Drori received the degree of Master of Science in Electrical Engineering from the University of California at Los Angeles and is the inventor or co-inventor of several patented inventions in the semiconductor field.

     Geraldine N. Hench, Vice President, Finance and Chief Financial Officer. Ms. Hench, a certified public accountant, joined Xicor in November 1987 and became a Vice President in June 1993 and Xicor's Chief Financial Officer in January 1998. Ms. Hench received the degree of Bachelor of Science in Accounting from Santa Clara University and the degree of Master's in Business Administration from St. Mary's College.

     Klaus G. Hendig, Senior Vice President, Administration. Mr. Hendig, a certified public accountant, has been employed by Xicor since February 1981 and became a Vice President in January 1983. Mr. Hendig served as Xicor's Chief Financial Officer from September 1987 until January 1998. Mr. Hendig received the degree of Bachelor of Science in Accounting and Finance from San Jose State University.

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

     Daniel L. Lewis, Vice President, Worldwide Sales. Mr. Lewis joined Xicor in May 1998 as Vice President, Worldwide Sales. Mr. Lewis has 27 years of experience in various sales and marketing roles. From June 1991 through April 1998, Mr. Lewis was Vice President of Sales at Integrated Device Technology, Inc. Mr. Lewis received the degree of Bachelor of Science in Electrical Engineering from the University of Michigan.

     James McCreary, Vice President, Engineering. Mr. McCreary joined Xicor in October 1998 as Vice President, Engineering. From 1996 through 1998 Mr. McCreary was involved in private business ventures. In 1983 Mr. McCreary co-founded Micro Linear Corp. where he was Vice President of Engineering from 1983 through 1995. Mr. McCreary received the degrees of Master of Science in Electrical Engineering and Ph.D. at the University of California, Berkeley and is the author of several patents.

     Ira McLain, Vice President, Information Technology. Mr. McLain joined Xicor in May 1998 as Vice President, Information Technology (IT). Mr. McLain has 29 years of IT experience with National Semiconductor (NSC), Fairchild Semiconductor and Schlumberger. From 1987 to 1998, Mr. McLain was an IT Director with NSC. Mr. McLain received a Bachelor of Arts degree from Lamar University.

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

     Xicor leases a 55,767 square foot facility near its wafer fabrication facility which houses its product testing and distribution operations and a small quick-turn assembly line. The lease, which expires in 1999, provides for an annual base rental of $401,520. Xicor has a five-year renewal option upon the same terms and conditions, except that the rental will be 95% of the then market rental rate in the industrial park where the property is located.

     Xicor leases a 73,622 square foot facility adjacent to its existing wafer fabrication facility. This facility houses Xicor's design, research and development and reliability operations and executive, marketing and administrative offices and also serves as Xicor's main stockroom. This lease expires in 2000 and provides for an annual base rental of $1,285,776 and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has three successive five-year renewal options upon the same terms and conditions at increased rental rates based on the consumer price index, not to exceed 15% for the prior five-year period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference to page 16 of the Company's 1998 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the five years ended December 31, 1998, which appears on page 7 of the Company's 1998 Annual Report to Shareholders, is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 4 to 6 of the Company's 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 27, 1999, appearing on pages 8 to 15 and the unaudited financial information by quarter appearing on page 16 of the Company's 1998 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None
---------------

     With the exception of the information incorporated in Items 5, 6, 7, 8 and 14 of Parts II and IV of this Form 10-K, the Company's 1998 Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the Company's directors and executive officers required by this Item is incorporated by reference to the information contained in the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     (1) Financial Statements. The following Consolidated Financial Statements of Xicor, Inc. and the Report of Independent Accountants are incorporated by reference from the indicated pages of the Company's 1998 Annual Report to Shareholders:

                                                              PAGE IN
                                                              ANNUAL
                                                              REPORT
                                                              -------
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1998...............    9
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    8
Consolidated Statements of Shareholders' Equity for each of
  the three years in the period ended December 31, 1998.....    9
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998...............    10
Notes to Consolidated Financial Statements..................  11-15
Report of Independent Accountants...........................    15

     (2) Financial Statement Schedule.

        All schedules have been omitted since the required information is not applicable, not significant or because the information required is included in the consolidated financial statements or notes thereto.

     (3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 26th day of March 1999.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ RAPHAEL KLEIN                    Chairman of the Board and Chief  March 26, 1999
-----------------------------------------------------  Executive Officer (Principal
                   (Raphael Klein)                     Executive Officer)

                   /s/ BRUCE GRAY                      President, Chief Operating       March 26, 1999
-----------------------------------------------------  Officer and Director
                    (Bruce Gray)

                  /s/ JULIUS BLANK                     Director                         March 26, 1999
-----------------------------------------------------
                   (Julius Blank)

                 /s/ ANDREW W. ELDER                   Director                         March 26, 1999
-----------------------------------------------------
                  (Andrew W. Elder)

               /s/ GERALDINE N. HENCH                  Vice President, Finance and      March 26, 1999
-----------------------------------------------------  Chief Financial Officer
                (Geraldine N. Hench)                   (Principal Financial Officer
                                                       and Principal Accounting
                                                       Officer)

                                  XICOR, INC.

                               INDEX TO EXHIBITS
                                  ITEM 14(A)3.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  3.1      Amended and Restated Articles of Incorporation dated
           December 9, 1987 filed as Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by
           reference.
  3.2      By-laws, as amended to date, filed as Exhibit 3.2 with Form
           10-K for the year ended December 31, 1987, is hereby
           incorporated by reference.
  3.2A     Certificate of Amendment of By-Laws effective as of January
           28, 1998 is filed herewith as Exhibit 3.2A.
 10.1      Non-Qualified (Non-Incentive) and Incentive Stock Option
           Plan as amended as of December 31, 1987 filed as Exhibit
           10.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
 10.1A     Amended and Restated Xicor, Inc. 1990 Incentive and
           Non-incentive Stock Option Plan filed as Exhibit 10.1A with
           Form 10-K for the year ended December 31, 1995, is hereby
           incorporated by reference.
 10.2      Lease dated July 2, 1980, Exhibit 13-E of the Exhibits filed with Form S-1 Registration Statement, File No. 2-69109, is hereby incorporated by reference.
 10.2A     Amendment to lease dated July 2, 1980 filed as Exhibit 10.2A with Form 10-K for the year ended December 31, 1990, is
           hereby incorporated by reference.
 10.3      Lease dated November 23, 1983, Exhibit 1 of the Exhibits
           filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
 10.3A     Amendment to lease dated November 23, 1983 filed as Exhibit
           10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
 10.4      Lease dated February 15, 1984, Exhibit 10(v) of the Exhibits filed with Form 10-K for the year ended December 31, 1984, is hereby incorporated by reference.
 10.4A     Amendment to lease dated February 15, 1984 filed as Exhibit
           10.4A with Form 10-K for the year ended December 31, 1994, is herein incorporated by reference.
 10.6      Form of Indemnification Agreement entered into between
           Xicor, Inc. and each of its Officers and Directors filed as
           Exhibit 10.6A with Form 10-Q for the quarterly period ended
           June 30, 1996, is hereby incorporated by reference.
 10.7      Lingsen-Xicor Dedicated Production Agreement dated September
           21, 1988 as amended on March 11, 1989, April 14, 1989 and
           September 8, 1989 filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
 10.8      Loan and Security Agreement dated March 10, 1993 with
           CoastFed Business Credit Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1992, is
           hereby incorporated by reference.
 10.9      Xicor, Inc. 1995 Director Option Plan filed as Exhibit 10.9 with Form 10-K for the year ended December 31, 1995, is
           hereby incorporated by reference.
 10.10*    Xicor-Yamaha Semiconductor Manufacturing Foundry Agreement
           dated February 6, 1997 is filed herewith as Exhibit 10.10.
 10.11     Xicor, Inc. 1998 Employee Stock Purchase Plan is filed
           herewith as Exhibit 10.11.
 10.12     Xicor, Inc. 1998 Nonstatutory Stock Option Plan is filed
           herewith as Exhibit 10.12.
 13.1      Pertinent pages of the 1998 Annual Report to Shareholders
           (to be deemed filed only to the extent required by the
           instructions to exhibits for reports on Form 10-K).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 21.       List of Subsidiaries.
 23.       Consent of PricewaterhouseCoopers LLP.
 24.       Powers of Attorney (included on the signature pages hereof).
 27.       Financial Data Schedule.

---------------
* Confidential treatment of certain portions has been requested.