Form 10-Q
period 1999-04-04
XICOR INC
filed 1999-05-17
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 4, 1999

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

                                 Yes [X] No [ ]

                  NUMBER OF SHARES OUTSTANDING AT APRIL 4, 1999
                                   20,209,121

                                   XICOR, INC.
                                    FORM 10-Q
                           QUARTER ENDED APRIL 4, 1999

                                      INDEX


                                                                               PAGE
                                                                               ----
PART I: FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets at April 4, 1999                      1
               and December 31, 1998

               Consolidated Statements of Operations for the three               2
               months ended April 4, 1999 and March 29, 1998

               Consolidated Statements of Cash Flows for the three               3
               months ended April 4, 1999 and March 29, 1998

               Notes to Consolidated Financial Information                       4

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                 5
               CONDITION AND RESULTS OF OPERATIONS


PART II: OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                 9

SIGNATURES                                                                      10


PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            April 4,            December 31,
                                                              1999                  1998
                                                         -------------          -------------
                                                          (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $  14,961,000          $  17,881,000
   Accounts receivable                                       9,383,000              8,835,000
   Inventories                                              11,194,000             12,770,000
   Prepaid expenses and other current assets                   839,000              1,016,000
                                                         -------------          -------------

                     Total current assets                   36,377,000             40,502,000

Property, plant and equipment,
  at cost less accumulated depreciation                     35,065,000             38,074,000
Other assets                                                   288,000                286,000
                                                         -------------          -------------
                                                         $  71,730,000          $  78,862,000
                                                         =============          =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $   9,382,000          $   9,279,000
  Accrued expenses                                           8,155,000              9,504,000
  Deferred income on shipments to distributors               9,288,000              9,121,000
  Current portion of long-term obligations                   6,966,000              7,216,000
                                                         -------------          -------------

                     Total current liabilities              33,791,000             35,120,000
                                                         -------------          -------------

Long-term obligations                                       11,635,000             13,137,000
                                                         -------------          -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                      --                     --
  Common stock; 75,000,000 shares authorized;
    20,209,121 and 20,134,427 shares outstanding           128,328,000            128,232,000
  Accumulated deficit                                     (102,024,000)           (97,627,000)
                                                         -------------          -------------
                                                            26,304,000             30,605,000
                                                         -------------          -------------
                                                         $  71,730,000          $  78,862,000
                                                         =============          =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                               ------------------------------------
                                               April 4, 1999         March 29, 1998
                                               ------------          ------------
Net sales                                      $ 25,656,000          $ 27,746,000
Cost of sales                                    21,001,000            19,892,000
                                               ------------          ------------
  Gross profit                                    4,655,000             7,854,000
                                               ------------          ------------

Operating expenses:
  Research and development                        3,559,000             4,566,000
  Selling, general and administrative             5,262,000             5,498,000
                                               ------------          ------------
                                                  8,821,000            10,064,000
                                               ------------          ------------
Income (loss) from operations                    (4,166,000)           (2,210,000)
Interest expense                                   (392,000)             (500,000)
Interest income                                     161,000               356,000
                                               ------------          ------------

Income (loss) before income taxes                (4,397,000)           (2,354,000)
Provision for income taxes                               --                    --
                                               ------------          ------------

Net income (loss)                              $ (4,397,000)         $ (2,354,000)
                                               ============          ============

Net income (loss) per common share:
           Basic                               $      (0.22)         $      (0.12)
                                               ============          ============
           Diluted                             $      (0.22)         $      (0.12)
                                               ============          ============

Shares used in per share calculations:
           Basic                                 20,173,000            19,095,000
                                               ============          ============
           Diluted                               20,173,000            19,095,000
                                               ============          ============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                             ----------------------------------
                                                                April 4,             March 29,
                                                                 1999                  1998
                                                             ------------          ------------
Cash flows from operating activities:
  Net income (loss)                                          $ (4,397,000)         $ (2,354,000)
  Adjustments to reconcile net income (loss) to
    cash used for operating activities:
      Depreciation and amortization                             3,340,000             2,977,000
      Changes in assets and liabilities:
        Accounts receivable                                      (548,000)              215,000
        Inventories                                             1,576,000            (1,454,000)
        Prepaid expenses and other current assets                 177,000                59,000
        Other assets                                               (2,000)               (1,000)
        Accounts payable and accrued expenses                  (1,246,000)             (681,000)
        Deferred income on shipments to distributors              167,000            (2,824,000)
                                                             ------------          ------------
Net cash used for operating activities                           (933,000)           (4,063,000)
                                                             ------------          ------------

Cash flows from investing activities:
  Investments in plant and equipment, net                        (331,000)           (1,679,000)
  Purchases of short-term investments                                  --            (1,097,000)
  Maturities of short-term investments                                 --             4,056,000
                                                             ------------          ------------
Net cash provided by (used for) investing activities             (331,000)            1,280,000
                                                             ------------          ------------

Cash flows from financing activities:
  Repayments of long-term obligations                          (1,752,000)           (1,497,000)
  Net proceeds from sale of common stock                           96,000                 9,000
                                                             ------------          ------------
Net cash used for financing activities                         (1,656,000)           (1,488,000)
                                                             ------------          ------------

Decrease in cash and cash equivalents                          (2,920,000)           (4,271,000)
Cash and cash equivalents at beginning of year                 17,881,000            21,106,000
                                                             ------------          ------------
Cash and cash equivalents at end of period                   $ 14,961,000          $ 16,835,000
                                                             ============          ============

Supplemental information:
Cash paid (refunded) for:
  Interest expense                                           $    397,000          $    493,000
  Income taxes                                                      5,000              (133,000)
Equipment acquired pursuant to long-term obligations                   --               443,000


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                   (Unaudited)

NOTE 1 - THE COMPANY:

           In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with Xicor's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - NET INCOME (LOSS) PER SHARE:

           Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 2,324,425 shares of common stock were outstanding at April 4, 1999, but were excluded from the earnings per share (EPS) computation as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

           The net loss for the periods reported also approximated the comprehensive loss for such periods.

NOTE 4 - BALANCE SHEET DETAIL:


                                                 April 4,            December 31,
                                                   1999                   1998
                                              -------------          -------------
Inventories:
  Raw materials and supplies                  $   1,383,000          $   1,450,000
  Work in process                                 6,044,000              7,036,000
  Finished goods                                  3,767,000              4,284,000
                                              -------------          -------------
                                              $  11,194,000          $  12,770,000
                                              =============          =============
Property, plant and equipment:
  Leasehold improvements                      $  17,371,000          $  17,674,000
  Equipment                                     121,985,000            124,371,000
  Furniture and fixtures                          1,887,000              1,881,000
  Construction in progress                          908,000              1,501,000
                                              -------------          -------------
                                                142,151,000            145,427,000
  Less accumulated depreciation                (107,086,000)          (107,353,000)
                                              -------------          -------------
                                              $  35,065,000          $  38,074,000
                                              =============          =============
Accrued expenses:
  Accrued wages and employee benefits         $   3,867,000          $   4,038,000
  Other accrued expenses                          4,288,000              5,466,000
                                              -------------          -------------
                                              $   8,155,000          $   9,504,000
                                              =============          =============

Accounts receivable:

           Accounts receivable at April 4, 1999 and December 31, 1998 are presented net of an allowance for doubtful accounts of $500,000.

Accrued severance costs:

           During 1998 Xicor announced and began to implement a restructuring plan to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Estimated severance costs of $1.4 million for related reductions in workforce were accrued at December 31, 1998. During the first quarter of 1999, $0.4 million of such severance costs were paid, with the $1.0 million balance expected to be paid by 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1998 and is qualified in its entirety by the foregoing. The results of operations for the three months ended April 4, 1999 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

           Sales for the first quarter of 1999 were $25.7 million compared to first quarter 1998 sales of $27.7 million. First quarter sales were lower than in the prior year quarter primarily due to lower average selling prices. Sales for the 14-week fourth quarter of 1998 were $26.9 million, which corresponds to sales of approximately $25 million on a 13-week basis. Sales for the 13-week first quarter of 1999 increased 3% compared to the fourth quarter 1998 sales run rate.

           Gross profit as a percentage of sales was 18% in the first quarter of 1999, compared to 28% for the comparable prior year quarter. The decline in the 1999 gross profit percentage was primarily due to lower average selling prices and underutilization of Xicor's in-house wafer fabrication plant. After the first quarter of 1998, Xicor substantially reduced the production volume in its factory in response to declining business conditions. The unfavorable overhead variances resulting from the fixed nature of certain manufacturing costs and the smaller number of units in production were expensed. To control wafer fabrication costs, Xicor continued to limit wafer output at its in-house plant to about a third of its full capacity. Although the income statement was burdened by the related factory underutilization, the 18% first quarter 1999 gross profit percentage improved compared to 15% for the fourth quarter of 1998 primarily due to cost reduction measures.

           Research and development expenses were 14% of sales in the first quarter of 1999 compared to 16% in the comparable prior year quarter. Research and development expenses decreased primarily due to lower personnel and depreciation costs.

           Although selling, general and administrative expenses decreased slightly in absolute dollars, due to the lower sales level they were 21% of sales in the first quarter of 1999 compared to 20% in the comparable prior year quarter.

           Interest expense decreased in the first quarter of 1999 compared to the 1998 quarter due to normal principal payments of outstanding lease debt.

           Interest income decreased in the first quarter of 1999 compared to the comparable prior year quarter due to a decrease in the average balance invested caused primarily by funds used for operating activities during 1998 and the first quarter of 1999, ongoing debt repayments and 1998 capital asset purchases.

           No taxes were provided in 1999 or 1998 due to the net loss. Net deferred tax assets of $44.7 million at December 31, 1998 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

           At the beginning of 1999 Xicor raised prices on most of its memory products. Based on order levels to date, Xicor anticipates that sales will increase modestly in the second quarter of 1999 compared to the first quarter of 1999. Additionally, a slight improvement in the gross margin percentage is projected for the second quarter of 1999, provided customer demand holds. However, Xicor expects to continue to incur net losses during 1999 principally due to the high fixed cost level and expected continued underutilization of its wafer fabrication facility.

           During 1998 Xicor announced and began to implement a restructuring plan to change its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. In the second quarter of 1999 Xicor entered into agreements with ZMD GmbH of Germany and Sanyo Electric Co., Ltd. of Japan to fabricate wafers for Xicor. These foundry relationships are intended to supplement Xicor's foundry activities with Yamaha, Ltd. of Japan, which currently produces about a third of Xicor's wafer requirements. With this additional foundry capability, Xicor has now set a goal to eventually outsource all wafer fabrication operations in the long-term.

LIQUIDITY AND CAPITAL RESOURCES

           During 1999 Xicor expects to use cash to fund operating activities, repay long-term obligations and purchase equipment. In the first quarter of 1999, Xicor used $0.9 million of cash for operating activities, $1.8 million to repay long-term obligations and $0.3 million for equipment purchases. Capital expenditures for 1999 are currently planned at approximately $2 million. At April 4, 1999, Xicor had entered into commitments for equipment purchases aggregating less than $0.5 million.

           Xicor has a line of credit agreement with a financial institution that expires March 31, 2000, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At April 4, 1999, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

           This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectation of a sequential modest increase in sales and slight improvement in the gross margin percentage in the second quarter of 1999 if customer demand holds, the continuation of net losses and underutilization of Xicor's in-house wafer fabrication plant in 1999, the intent for the ZMD GmbH and Sanyo Electric Co., Ltd. foundry relationships to supplement Xicor's foundry activities with Yamaha, the goal to eventually outsource all wafer fabrication operations in the long-term and the expectation that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

           Except for historical information, the matters discussed in this Quarterly Report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause Xicor's actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of competitive cost foundry production capacity in a timely manner, manufacturing efficiencies, the ability to continue effective cost reductions, the timely development of new products and submicron processes, the ability of Xicor, its customers, vendors and subcontractors to make their systems Year 2000 compliant, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Form 10-K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

           The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes during 1999, although there can be no assurances that such research and development efforts or new products will be successful.

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

           Xicor's Year 2000 Compliance Program addresses Xicor IT and non-IT systems, Xicor products, key suppliers and key customers. The compliance program consists of five phases: Planning, Assessment, Renovation, Validation and Implementation. At the end of the first quarter of 1999, Xicor had completed the Planning and Assessment phases with respect to its internal operations and is in the Renovation phase. Some systems are in Validation and some systems are in Implementation. Company actions have and continue to include replacing certain systems, while modifying others. Xicor plans to have all critical objects that would prevent Xicor from meeting its customer commitments completed by mid-1999. Xicor believes its products are Year 2000 compliant. Xicor is also actively working with key suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Xicor has begun developing contingency plans for Year 2000 non-compliance. These plans include identifying alternate suppliers, vendors, procedures, generating supply and equipment lists, conducting staff training and developing communication plans. In addition, Xicor will develop a contingency command and control center to handle all issues. Each contingency plan is based on a risk assessment being done on each component that might fail. In some cases, the contingency plan will be to get the system modified and operational as soon as possible. Based on currently available information, the incremental costs associated with these efforts are expected to be less than $1.0 million, a portion of which relates to the purchase of software and hardware and will be capitalized. Most of these costs are expected to be incurred in mid-1999.

           Year 2000 compliance issues could have a significant impact on Xicor's operations and its financial results if modifications cannot be completed in a timely manner; unforeseen needs or problems arise; or, if the systems operated by Xicor's customers, vendors or subcontractors are not Year 2000 compliant.

           Xicor has an investment portfolio of fixed income securities that are classified as "held to maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Xicor attempts to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of Xicor's total portfolio a movement of 10% by market rates would not have a material impact on the total value of the portfolio at April 4, 1999.

           From time-to-time Xicor makes certain purchases denominated in foreign currencies. As a result, Xicor's cash flows and earnings are exposed to fluctuations in interest rates and foreign currency exchange rates. Xicor attempts to limit these exposures through operational strategies and generally has not hedged currency exposures.

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

PART II:       OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits:

           27        Financial Data Schedule

(b)        Reports on Form 8-K:

           No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended April 4, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XICOR, INC., a
                                    California Corporation

                                    By /s/ Raphael Klein
                                    -----------------------------------------
                                    Raphael Klein
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    By /s/ Geraldine N. Hench
                                    -----------------------------------------
                                    Geraldine N. Hench
                                    Vice President, Finance
                                    (Principal Financial Officer)


Date:  May 14, 1999

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

27             Financial Data Schedule
