Form 10-Q
period 1999-07-04
XICOR INC
filed 1999-08-17
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          -------------    -------------

                              --------------------

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

                  NUMBER OF SHARES OUTSTANDING AT JULY 4, 1999
                                   20,310,593

                                   XICOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 4, 1999



                                      INDEX




                                                                                                 PAGE
                                                                                                 ----
PART I:           FINANCIAL INFORMATION

                  ITEM 1.           FINANCIAL STATEMENTS

                                    Consolidated Balance Sheets at July 4, 1999                    1
                                    and December 31, 1998

                                    Consolidated Statements of Operations for the three            2
                                    and six months ended July 4, 1999 and June 28, 1998

                                    Consolidated Statements of Cash Flows for the three            3
                                    and six months ended July 4, 1999 and June 28, 1998

                                    Notes to Consolidated Financial Information                    4

                  ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              5
                                    CONDITION AND RESULTS OF OPERATIONS

PART II: OTHER INFORMATION

                  ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

                  ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.                             11

SIGNATURES                                                                                        11

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                     July 4,           December 31,
                                                                     1999                 1998
                                                                 -------------        -------------
                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                     $  13,939,000        $  17,881,000
   Accounts receivable                                              10,989,000            8,835,000
   Inventories                                                      10,509,000           12,770,000
   Prepaid expenses and other current assets                           671,000            1,016,000
                                                                 -------------        -------------

                  Total current assets                              36,108,000           40,502,000
                                                                 -------------        -------------

Property, plant and equipment,
  at cost less accumulated depreciation                             32,127,000           38,074,000
Other assets                                                           288,000              286,000
                                                                 -------------        -------------
                                                                 $  68,523,000        $  78,862,000
                                                                 =============        =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   8,560,000        $   9,279,000
  Accrued expenses                                                   8,244,000            9,504,000
  Deferred income on shipments to distributors                      10,722,000            9,121,000
  Current portion of long-term obligations                           5,969,000            7,216,000
                                                                 -------------        -------------

                  Total current liabilities                         33,495,000           35,120,000
                                                                 -------------        -------------

Long-term obligations                                               10,575,000           13,137,000
                                                                 -------------        -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                              --                   --
  Common stock; 75,000,000 shares authorized;
    20,310,593 and 20,134,427 shares outstanding                   128,470,000          128,232,000
  Accumulated deficit                                             (104,017,000)         (97,627,000)
                                                                 -------------        -------------
                                                                    24,453,000           30,605,000
                                                                 -------------        -------------
                                                                 $  68,523,000        $  78,862,000
                                                                 =============        =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended                       Six Months Ended
                                             --------------------------------        --------------------------------
                                             July 4, 1999       June 28, 1998        July 4, 1999       June 28, 1998
                                             ------------       -------------        ------------       -------------
Net sales                                    $ 28,751,000        $ 26,787,000        $ 54,407,000        $ 54,533,000
Cost of sales                                  21,305,000          25,521,000          42,306,000          45,413,000
                                             ------------        ------------        ------------        ------------
  Gross profit                                  7,446,000           1,266,000          12,101,000           9,120,000
                                             ------------        ------------        ------------        ------------

Operating expenses:
  Research and development                      3,683,000           4,628,000           7,242,000           9,194,000
  Selling, general and
    administrative                              5,553,000           5,620,000          10,815,000          11,118,000
                                             ------------        ------------        ------------        ------------
                                                9,236,000          10,248,000          18,057,000          20,312,000
                                             ------------        ------------        ------------        ------------

Income (loss) from operations                  (1,790,000)         (8,982,000)         (5,956,000)        (11,192,000)
Interest expense                                 (359,000)           (481,000)           (751,000)           (981,000)
Interest income                                   156,000             279,000             317,000             635,000
                                             ------------        ------------        ------------        ------------
Income (loss) before income taxes              (1,993,000)         (9,184,000)         (6,390,000)        (11,538,000)
Provision for income taxes                             --                  --                  --                  --
                                             ------------        ------------        ------------        ------------

Net income (loss)                            $ (1,993,000)       $ (9,184,000)       $ (6,390,000)       $(11,538,000)
                                             ============        ============        ============        ============

Net income (loss) per common share:
  Basic                                      $      (0.10)       $      (0.48)       $      (0.32)       $      (0.60)
                                             ============        ============        ============        ============
  Diluted                                    $      (0.10)       $      (0.48)       $      (0.32)       $      (0.60)
                                             ============        ============        ============        ============

Shares used in per share calculations:
  Basic                                        20,257,000          19,108,000          20,215,000          19,099,000
                                             ============        ============        ============        ============
  Diluted                                      20,257,000          19,108,000          20,215,000          19,099,000
                                             ============        ============        ============        ============



          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                    Six Months Ended
                                                            --------------------------------
                                                                July 4,           June 28,
                                                                 1999              1998
                                                            ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                         $ (6,390,000)       $(11,538,000)
  Adjustments to reconcile net income (loss) to
    cash provided by (used for) operating activities:
      Depreciation and amortization                            6,663,000           5,992,000
      Changes in assets and liabilities:
        Accounts receivable                                   (2,154,000)          2,700,000
        Inventories                                            2,261,000           3,860,000
        Prepaid expenses and other current assets                345,000              42,000
        Other assets                                              (2,000)             14,000
        Accounts payable and accrued expenses                 (1,979,000)         (4,067,000)
        Deferred income on shipments to distributors           1,601,000          (2,638,000)
                                                            ------------        ------------
Net cash provided by (used for) operating activities             345,000          (5,635,000)
                                                            ------------        ------------

Cash flows from investing activities:
  Investments in plant and equipment, net                       (716,000)         (2,787,000)
  Purchases of short-term investments                                 --          (4,292,000)
  Maturities of short-term investments                                --          11,512,000
                                                            ------------        ------------
Net cash provided by (used for) investing activities            (716,000)          4,433,000
                                                            ------------        ------------

Cash flows from financing activities:
  Repayments of long-term obligations                         (3,809,000)         (3,040,000)
  Net proceeds from sale of common stock                         238,000              36,000
                                                            ------------        ------------
Net cash used for financing activities                        (3,571,000)         (3,004,000)
                                                            ------------        ------------

Decrease in cash and cash equivalents                         (3,942,000)         (4,206,000)
Cash and cash equivalents at beginning of year                17,881,000          21,106,000
                                                            ------------        ------------
Cash and cash equivalents at end of period                  $ 13,939,000        $ 16,900,000
                                                            ============        ============

Supplemental information:
Cash paid (refunded) for:
  Interest expense                                          $    825,000        $    982,000
  Income taxes                                                    24,000            (110,000)
Equipment acquired pursuant to long-term obligations                  --           1,097,000



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

NOTE 2 - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 2,778,525 shares of common stock were outstanding at July 4, 1999, but were excluded from the earnings per share (EPS) computation as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

         The net loss for the periods reported also approximated the comprehensive loss for such periods.

NOTE 4 - BALANCE SHEET DETAIL:


                                                 July 4,           December 31,
                                                  1999                1998
                                             -------------        -------------
Inventories:
  Raw materials and supplies                 $   1,085,000        $   1,450,000
  Work in process                                5,993,000            7,036,000
  Finished goods                                 3,431,000            4,284,000
                                             -------------        -------------
                                             $  10,509,000        $  12,770,000
                                             =============        =============
Property, plant and equipment:
  Leasehold improvements                     $  17,439,000        $  17,674,000
  Equipment                                    121,623,000          124,371,000
  Furniture and fixtures                         1,891,000            1,881,000
  Construction in progress                         603,000            1,501,000
                                             -------------        -------------
                                               141,556,000          145,427,000
  Less accumulated depreciation               (109,429,000)        (107,353,000)
                                             -------------        -------------
                                             $  32,127,000        $  38,074,000
                                             =============        =============
Accrued expenses:
  Accrued wages and employee benefits        $   4,159,000        $   4,038,000
  Other accrued expenses                         4,085,000            5,466,000
                                             -------------        -------------
                                             $   8,244,000        $   9,504,000
                                             =============        =============

Accounts receivable:

         Accounts receivable at July 4, 1999 and December 31, 1998 are presented net of an allowance for doubtful accounts of $500,000.

Accrued restructuring costs:

         During 1998 Xicor announced and began to implement a restructuring plan to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Estimated restructuring costs of $1.4 million were accrued at December 31, 1998. During the first half of 1999, $0.4 million of severance costs were paid, with the $1.0 million balance of accrued restructuring costs expected to be paid by 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended July 4, 1999 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         Sales for the first half of 1999 were relatively level compared to the prior year. First quarter 1999 sales of $25.7 million were lower than the $27.7 million reported in the prior year primarily due to lower average selling prices. Second quarter 1999 sales of $28.8 million increased 12% compared to first quarter 1999 sales, driven by increased unit shipments into wireless communications and networking applications. Sales for the second quarter of 1999 were 7% higher than second quarter 1998 sales of $26.8 million primarily due to increased sales to Asian customers, including sales into wireless communications applications.

         Gross profit as a percentage of sales was 26% and 22% for the three and six months ended July 4, 1999 compared to 5% and 17% for the comparable 1998 periods. The 1998 gross profit percentage was impacted by lower average selling prices as a result of competitive price pressures, Xicor's increased manufacturing cost level associated with increased production capacity and upgrading of the wafer fabrication operations during 1996 and 1997 and decreased factory utilization. After the first quarter of 1998 Xicor substantially reduced the production volume in its factory in response to declining business conditions. Unfavorable overhead variances that resulted from the fixed nature of certain manufacturing costs and the smaller number of units in production were expensed. Additionally, in the second quarter of 1998, Xicor wrote down inventories by $2.2 million to cover declining sales prices and inventories of certain devices that were discontinued as Xicor streamlines its product portfolio. To control wafer fabrication costs, Xicor has continued to limit 1999 wafer output at its in-house plant by operating at about one-third of its full capacity. Although the income statement was burdened by the related factory underutilization, the gross profit percentage improved in the second quarter of 1999 compared to the first quarter of 1999 primarily due to product mix and increased production outsourcing.

         Research and development expenses were 13% of sales in the three and six months ended July 4, 1999 compared to 17% in the comparable prior year periods. Research and development expenses decreased as a percentage of sales primarily due to lower personnel and depreciation costs and higher sales.

         Selling, general and administrative expenses were 19% and 20% of sales, respectively, for the three and six months ended July 4, 1999 compared to 21% and 20% for the comparable prior year periods. Selling, general and administrative expenses declined as a percentage of sales in the second quarter of 1999 primarily due to higher sales.

         Interest expense decreased in the second quarter and the first half of 1999 compared to the second quarter and first half of 1998 due to normal principal payments of outstanding lease debt.

         Interest income decreased in the second quarter and first half of 1999 compared to the comparable prior year periods due to a decrease in the average balance invested caused primarily by Xicor's use of such funds for operating activities during 1998 and the first quarter of 1999, ongoing debt repayments and 1998 and 1999 capital asset purchases.

         No taxes were provided in 1999 or 1998 due to the net loss. Net deferred tax assets of $44.7 million at December 31, 1998 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

         During 1998 Xicor announced and began to implement a restructuring plan to change its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. In the second quarter of 1999 Xicor entered into agreements with ZMD GmbH of Germany and Sanyo Electric Co., Ltd. of Japan to fabricate wafers for Xicor. These foundry relationships are intended to supplement Xicor's foundry activities with Yamaha Corporation of Japan, which currently produces about one-third of Xicor's wafer requirements. With this additional foundry capability, Xicor has set a goal to outsource all wafer fabrication operations in the long-term.

LIQUIDITY AND CAPITAL RESOURCES

         During the balance of 1999 Xicor expects to use cash to fund operating activities, repay long-term obligations and purchase equipment. In the first half of 1999, Xicor generated $0.3 million of cash from operating activities and used $3.8 million to repay long-term obligations and $0.7 million for equipment purchases. Capital expenditures for 1999 are currently planned at approximately $2 million. At July 4, 1999, Xicor had entered into commitments for equipment purchases aggregating less than $0.5 million.

         Xicor has a line of credit agreement with a financial institution that expires March 31, 2000, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At July 4, 1999, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Subsequent to the second quarter of 1999, $1.7 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the continuation of underutilization of Xicor's in-house wafer fabrication plant in 1999, the intent for the ZMD GmbH and Sanyo Electric Co., Ltd. foundry relationships to supplement Xicor's foundry activities with Yamaha, the goal to outsource all wafer fabrication operations in the long-term and the expectation that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

         Except for historical information, the matters discussed in this Quarterly Report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause Xicor's actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry, fluctuations in customer demand, competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions, Xicor's ability to have available an appropriate amount of competitive cost foundry production capacity in a timely manner, our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology, manufacturing efficiencies, the ability to continue effective cost reductions, the timely development of new products and submicron processes, the ability of Xicor, its customers, vendors and subcontractors to make their systems Year 2000 compliant, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Form 10-K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE RESULTS

         The semiconductor industry is highly competitive and characterized by rapidly changing technology and steadily declining product prices. The current business climate has and will continue to result in underutilization of Xicor's internal wafer fabrication factory, which will adversely affect Xicor's business and results of operations. Xicor's results of operations, including gross margins, are affected by a wide variety of factors, including general economic conditions and conditions specific to the semiconductor industry, decreases in average selling price over the life of any particular product, the timing of new product introductions (both by Xicor and competitors), availability of new manufacturing technologies, the ability to secure intellectual property rights in a rapidly evolving market and the ability to have an appropriate amount of competitive cost internal and outsourced production capacity in a timely manner. The sales level in any specific quarter also depends significantly on orders received during that quarter, as customers continue to shorten lead times for purchase commitments. Consistent with industry practice, customer orders are generally subject to cancellation by the customer without penalty. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development capabilities.

         The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes during the remainder of 1999, although these research and development efforts and new products may not be successful.

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

         Xicor's Year 2000 Compliance Program addresses Xicor IT and non-IT systems, Xicor products, key suppliers and key customers. The compliance program consists of five phases: Planning, Assessment, Renovation, Validation and Implementation. At the end of the second quarter of 1999, 90% of all the objects used in the internal systems of Xicor were in the

Validation or Implementation phase. Company actions have and continue to include replacing certain systems, while modifying others. Xicor plans to have all critical objects that would prevent Xicor from meeting its customer commitments completed by the end of the third quarter of 1999. Xicor believes its products are Year 2000 compliant. Xicor is also actively working with key suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Approximately 30% of Xicor's key suppliers are Year 2000 compliant while the majority of the remaining suppliers have active Year 2000 programs in place. Xicor is developing contingency plans for Year 2000 non-compliance. These plans include identifying alternate suppliers, vendors, procedures, generating supply and equipment lists, conducting staff training and developing communication plans. In some cases, the contingency plan will be to get the system modified and operational as soon as possible. Based on currently available information, the incremental costs associated with these efforts are expected to be less than $0.5 million, a portion of which relates to the purchase of software and hardware and will be capitalized. Approximately 60% of these costs have been incurred to date.

         Year 2000 compliance issues could have a significant impact on Xicor's operations and its financial results if modifications cannot be completed in a timely manner; unforeseen needs or problems arise or if the systems operated by Xicor's customers, vendors or subcontractors are not Year 2000 compliant.

         Xicor has an investment portfolio of fixed income securities that are classified as "held to maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Xicor attempts to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of Xicor's total portfolio, a movement of 10% by market rates would not have a material impact on the total value of the portfolio at July 4, 1999.

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

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 1999 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 18,671,929 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

(a)      The following persons were elected directors:


                                          Votes for        Votes withheld
                                          ---------        --------------
         Raphael Klein                    17,296,756          1,375,173
         Bruce Gray                       17,305,716          1,366,213
         Julius Blank                     17,294,266          1,377,663
         Andrew W. Elder                  17,305,066          1,366,863
         Geoffrey C. Winkler              17,304,406          1,367,523


(b) The following resolutions were submitted to a vote of the shareholders at the meeting:

         (1) To approve an amendment to the Company's Bylaws to increase the authorized number of directors to no less than four (4) nor more than seven (7) and initially set the number of directors at five (5). As of the annual meeting date, the Company had not received sufficient votes to approve the proposal. As a result, for this proposal the meeting was adjourned to June 25, 1999 and subsequently to July 14, 1999 pursuant to Section 601(d) of the General Corporation Law of the State of California and Article III, Section 4 of Xicor's Bylaws. At the July 14, 1999 meeting the resolution was passed, 10,156,243 shares voting in favor, 427,463 shares voting against and 57,990 shares abstaining.

         (2) To approve and ratify amendments to the Company's 1990 Incentive and Non-Incentive Stock Option Plan including an increase of 250,000 shares of Common Stock issuable thereunder. The resolution was passed, 15,789,522 shares voting in favor, 2,689,237 shares voting against and 193,170 shares abstaining.

         (3) To ratify the designation of PricewaterhouseCoopers LLP as independent accountants for the period ending December 31, 1999. The resolution was passed, 18,467,340 shares voting in favor, 144,794 shares voting against and 59,795 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         10.8A Fourth Amendment to Loan Documents and Letter of Credit Collateral Agreement

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 4, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XICOR, INC., a
                                    California Corporation


                                    By /s/ Raphael Klein
                                       -----------------------------------
                                       Raphael Klein
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                    By /s/ Geraldine N. Hench
                                       -----------------------------------
                                       Geraldine N. Hench
                                       Vice President, Finance
                                       (Principal Financial Officer)


Date:  August 13, 1999

                               Index to Exhibits



Number                                   Description
------                                   -----------
 10.8A Fourth Amendment to Loan Documents and Letter of Credit Collateral Agreement

 27           Financial Data Schedule