Form 10-Q
period 1999-10-03
XICOR INC
filed 1999-11-08
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

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

                          Yes   [X]       No   [ ]

                 NUMBER OF SHARES OUTSTANDING AT OCTOBER 3, 1999
                                   20,403,643

                                   XICOR, INC.

                                    FORM 10-Q

                          QUARTER ENDED OCTOBER 3, 1999

                                      INDEX


                                                                                     PAGE
                                                                                     ----
PART I:     FINANCIAL INFORMATION

            ITEM 1.       FINANCIAL STATEMENTS

                          Consolidated Balance Sheets at October 3, 1999              1
                          and December 31, 1998

                          Consolidated Statements of Operations for the three         2
                          and nine months ended October 3, 1999 and
                          September 27, 1998

                          Consolidated Statements of Cash Flows for the nine          3
                          months ended October 3, 1999 and September 27, 1998

                          Notes to Consolidated Financial Information                 4

            ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL           5
                          CONDITION AND RESULTS OF OPERATIONS

PART II:    OTHER INFORMATION

            ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            10

SIGNATURES                                                                            10

                                       -I-

PART    I: FINANCIAL INFORMATION

ITEM    1. FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            October 3,        December 31,
                                                               1999              1998
                                                           -------------     -------------
                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                               $  14,467,000     $  17,881,000
   Accounts receivable                                        11,861,000         8,835,000
   Inventories                                                12,152,000        12,770,000
   Prepaid expenses and other current assets                     677,000         1,016,000
                                                           -------------     -------------
               Total current assets                           39,157,000        40,502,000

Property, plant and equipment,
   at cost less accumulated depreciation                      29,055,000        38,074,000
Other assets                                                     302,000           286,000
                                                           -------------     -------------
                                                           $  68,514,000     $  78,862,000
                                                           =============     =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $   7,471,000     $   9,279,000
  Accrued expenses                                             8,820,000         9,504,000
  Deferred income on shipments to distributors                11,805,000         9,121,000
  Current portion of long-term obligations                     5,067,000         7,216,000
                                                           -------------     -------------
               Total current liabilities                      33,163,000        35,120,000
                                                           -------------     -------------

Long-term obligations                                          9,637,000        13,137,000
                                                           -------------     -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                        --                --
  Common stock; 75,000,000 shares authorized;
    20,403,643 and 20,134,427 shares outstanding             128,657,000       128,232,000
  Accumulated deficit                                       (102,943,000)      (97,627,000)
                                                           -------------     -------------
                                                              25,714,000        30,605,000
                                                           -------------     -------------
                                                           $  68,514,000     $  78,862,000
                                                           =============     =============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                Nine Months Ended
                                          -----------------------------     -----------------------------
                                           October 3,      September 27,     October 3,      September 27,
                                              1999             1998             1999             1998
                                          ------------     ------------     ------------     ------------
Net sales                                 $ 29,542,000     $ 24,695,000     $ 83,949,000     $ 79,228,000
Cost of sales                               18,840,000       21,479,000       61,146,000       66,892,000
                                          ------------     ------------     ------------     ------------
  Gross profit                              10,702,000        3,216,000       22,803,000       12,336,000
                                          ------------     ------------     ------------     ------------
Operating expenses:
  Research and development                   3,581,000        4,304,000       10,823,000       13,498,000
  Selling, general and
    administrative                           5,864,000        5,448,000       16,679,000       16,566,000
  Restructuring charge                              --        1,267,000               --        1,267,000
                                          ------------     ------------     ------------     ------------
                                             9,445,000       11,019,000       27,502,000       31,331,000
                                          ------------     ------------     ------------     ------------
Income (loss) from operations                1,257,000       (7,803,000)      (4,699,000)     (18,995,000)
Interest expense                              (354,000)        (463,000)      (1,105,000)      (1,444,000)
Interest income                                171,000          228,000          488,000          863,000
                                          ------------     ------------     ------------     ------------
Income (loss) before income taxes            1,074,000       (8,038,000)      (5,316,000)     (19,576,000)
Provision for income taxes                          --               --               --               --
                                          ------------     ------------     ------------     ------------
Net income (loss)                         $  1,074,000     $ (8,038,000)    $ (5,316,000)    $(19,576,000)
                                          ============     ============     ============     ============
Net income (loss) per common share:
  Basic                                   $       0.05     $      (0.42)    $      (0.26)    $      (1.02)
                                          ============     ============     ============     ============
  Diluted                                 $       0.05     $      (0.42)    $      (0.26)    $      (1.02)
                                          ============     ============     ============     ============
Shares used in per share calculations:
  Basic                                     20,364,000       19,123,000       20,265,000       19,108,000
                                          ============     ============     ============     ============
  Diluted                                   22,141,000       19,123,000       20,265,000       19,108,000
                                          ============     ============     ============     ============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                            --------------------------------
                                                              October 3,        September 27,
                                                                1999                1998
                                                            ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                         $ (5,316,000)       $(19,576,000)
  Adjustments to reconcile net income (loss) to
    cash provided by (used for) operating activities:
      Depreciation and amortization                            9,949,000           9,024,000
      Changes in assets and liabilities:
        Accounts receivable                                   (3,026,000)          2,060,000
        Inventories                                              618,000           7,326,000
        Prepaid expenses and other current assets                339,000             (43,000)
        Other assets                                             (16,000)            (77,000)
        Accounts payable and accrued expenses                 (2,492,000)         (2,267,000)
        Deferred income on shipments to distributors           2,684,000          (2,642,000)
                                                            ------------        ------------
Net cash provided by (used for) operating activities           2,740,000          (6,195,000)
                                                            ------------        ------------
Cash flows from investing activities:
  Investments in plant and equipment, net                       (930,000)         (3,530,000)
  Purchases of short-term investments                                 --          (4,335,000)
  Maturities of short-term investments                                --          13,729,000
                                                            ------------        ------------
Net cash provided by (used for) investing activities            (930,000)          5,864,000
                                                            ------------        ------------
Cash flows from financing activities:
  Repayments of long-term obligations                         (5,649,000)         (4,553,000)
  Net proceeds from sale of common stock                         425,000              41,000
                                                            ------------        ------------
Net cash used for financing activities                        (5,224,000)         (4,512,000)
                                                            ------------        ------------
Decrease in cash and cash equivalents                         (3,414,000)         (4,843,000)
Cash and cash equivalents at beginning of year                17,881,000          21,106,000
                                                            ------------        ------------
Cash and cash equivalents at end of period                  $ 14,467,000        $ 16,263,000
                                                            ============        ============
Supplemental information:
Cash paid (refunded) for:
  Interest expense                                          $  1,174,000        $  1,444,000
  Income taxes                                                    80,000             (93,000)
Equipment acquired pursuant to long-term obligations                  --           1,097,000

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

NOTE 2 - NET INCOME (LOSS) PER SHARE:

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 2,891,650 shares of common stock were outstanding at October 3, 1999, but were excluded from the earnings per share (EPS) computation for the nine months ended October 3, 1999 as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

        The net income (loss) for the periods reported also approximated the comprehensive net income (loss) for such periods.

NOTE 4 - BALANCE SHEET DETAIL:

                                              October 3,          December 31,
                                                 1999                 1998
                                            -------------        -------------
Inventories:
  Raw materials and supplies                $     940,000        $   1,450,000
  Work in process                               7,161,000            7,036,000
  Finished goods                                4,051,000            4,284,000
                                            -------------        -------------
                                            $  12,152,000        $  12,770,000
                                            =============        =============
Property, plant and equipment:
  Leasehold improvements                    $  16,187,000        $  17,674,000
  Equipment                                   119,205,000          124,371,000
  Furniture and fixtures                        1,879,000            1,881,000
  Construction in progress                        728,000            1,501,000
                                            -------------        -------------
                                              137,999,000          145,427,000
  Less accumulated depreciation              (108,944,000)        (107,353,000)
                                            -------------        -------------
                                            $  29,055,000        $  38,074,000
                                            =============        =============
Accrued expenses:
  Accrued wages and employee benefits       $   4,588,000        $   4,038,000
  Other accrued expenses                        4,232,000            5,466,000
                                            -------------        -------------
                                            $   8,820,000        $   9,504,000
                                            =============        =============

Accounts receivable:

        Accounts receivable at October 3, 1999 and December 31, 1998 are presented net of an allowance for doubtful accounts of $500,000.

Accrued restructuring costs:

        During 1998 Xicor announced and began to implement a restructuring plan to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Estimated restructuring costs of $1.4 million were accrued at December 31, 1998. During the first nine months of 1999, $0.5 million of such severance costs were paid, with the $0.9 million balance of accrued restructuring costs expected to be paid by 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended October 3, 1999 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the three and nine months ended October 3, 1999 increased 20% and 6%, respectively, compared to the comparable prior year periods primarily due to increased sales of products into wireless communications applications and increased sales of digitally controlled potentiometer products.

        Gross profit as a percentage of sales was 36% and 27% for the three and nine months ended October 3, 1999 compared to 13% and 16% for the comparable 1998 periods. The 1998 gross profit percentage was impacted by lower average selling prices as a result of competitive price pressures, Xicor's increased manufacturing cost level associated with increased production capacity and upgrading of the wafer fabrication operations during 1996 and 1997 and decreased factory utilization. After the first quarter of 1998 Xicor substantially reduced the production volume in its factory in response to declining business conditions. Unfavorable overhead variances that resulted from the fixed nature of certain manufacturing costs and the smaller number of units in production were expensed. Additionally, in the second quarter of 1998, Xicor wrote down inventories by $2.2 million to cover declining sales prices and inventories of certain devices that were discontinued as Xicor streamlined its product portfolio. To control wafer fabrication costs, Xicor has continued to limit 1999 wafer output at its in-house plant by operating at about one-third of its full capacity. Although the income statement was burdened by the related factory underutilization, the gross profit percentage has improved sequentially in 1999 primarily due to product mix, more stable average selling prices and a reduction in the overall average cost of products shipped due to increased outsourcing and cost reductions at Xicor's in-house manufacturing operations.

        Research and development expenses were 12% and 13% of sales in the three and nine months ended October 3, 1999 compared to 17% in the comparable prior year periods. Research and development expenses decreased as a percentage of sales primarily due to lower personnel costs and higher sales and, to a lesser extent, lower depreciation.

        Selling, general and administrative expenses were 20% of sales for the three and nine months ended October 3, 1999 compared to 22% and 21% for the comparable prior year periods. Selling, general and administrative expenses declined as a percentage of sales in 1999 primarily due to higher sales.

        In 1998, Xicor took significant steps to reduce costs. Third quarter results include a $1.3 million restructuring charge for severance costs relating to a workforce reduction, primarily in manufacturing.

        Interest expense decreased in the three and nine months ended October 3, 1999 compared to the comparable 1998 periods due to normal principal payments of outstanding lease debt.

        Interest income decreased in the three and nine months ended October 3, 1999 compared to the comparable prior year periods due to a decrease in the average balance invested caused primarily by Xicor's use of such funds for operating activities during 1998 and the first quarter of 1999, ongoing debt repayments and 1998 and 1999 capital asset purchases.

        No taxes were provided in 1999 or 1998 due to the net loss. Net deferred tax assets of $44.7 million at December 31, 1998 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

        During 1998 Xicor announced and began to implement a restructuring plan to change its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Xicor's initial foundry, Yamaha Corporation of Japan was qualified as an outside foundry for Xicor in the third quarter of 1998. In the second quarter of 1999 Xicor entered into agreements with Sanyo Electric Co., Ltd. of Japan and ZMD GmbH of Germany to fabricate wafers for Xicor. Yamaha produced more than one-third of Xicor's wafer requirements in the third quarter of 1999. Subsequent to the third quarter of 1999 the first wafers from Sanyo and ZMD GmbH were received by Xicor and passed initial quality criteria ahead of plan. Xicor is presently evaluating the progress made in outsourcing wafers to outside foundries against the need to continue captive wafer fabrication operations at its in-house Milpitas plant. This evaluation is expected to be completed prior to December 31, 1999. It is possible that as a result of this evaluation, Xicor may decide to close its Milpitas wafer fabrication operation which decision would adversely impact its results of operations for the quarter ending December 31, 1999 because of significant charges associated with closing the wafer fabrication operation. Such charges would consist primarily of a non-cash write-off of fabrication equipment and to a lesser extent severance, facility shutdown and other costs.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended October 3, 1999, Xicor generated $2.7 million of cash from operating activities and used $5.6 million to repay long-term obligations and $0.9 million for equipment purchases. During the balance of 1999 Xicor expects to be cash flow neutral to slightly positive. Capital expenditures for 1999 are currently expected to be less than $2 million. At October 3, 1999, Xicor had entered into commitments for equipment purchases aggregating less than $0.5 million.

        Xicor has a line of credit agreement with a financial institution that expires March 31, 2000, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At October 3, 1999, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. In the third quarter of 1999, $1.7 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the possibility that Xicor may decide to close its Milpitas wafer fabrication operation which decision would adversely impact its results of operations for the quarter ending December 31, 1999, the expectation of being cash flow neutral to slightly positive during the fourth quarter of 1999 and the expectation that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

        Except for historical information, the matters discussed in this Quarterly Report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor's ability to have available an appropriate amount of competitive cost foundry production capacity in a timely manner; our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes; the ability of Xicor, its customers, vendors and subcontractors to make their systems year 2000 ready; and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Form 10-K for the year ended December 31,1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements which may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        The semiconductor industry is also characterized by substantial capital and research and development investment for products and processes. The rapid rate of technological change within the industry requires Xicor to continually develop new and improved products and processes to maintain its competitive position. Xicor expects to continue to invest in the research and development of new products and manufacturing processes, although these research and development efforts and new products may not be successful.

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

        Xicor's Year 2000 readiness program addresses Xicor IT and non-IT systems, Xicor products, key suppliers and key customers. The readiness program consists of five phases: Planning, Assessment, Renovation, Validation and Implementation. Xicor assigned the highest priority to "critical objects" that would prevent Xicor from meeting its customer commitments. At the end of the third quarter of 1999, all critical objects were Year 2000 ready and 97% of all the objects used in the internal systems of Xicor were Year 2000 ready. Company actions have and continue to include replacing certain systems, while modifying others. Xicor believes its products are Year 2000 ready. Xicor is also actively working with key suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 ready. Xicor's key suppliers have represented to Xicor that they are Year 2000 ready and the majority of the remaining suppliers have active Year 2000 readiness programs in place. Xicor is developing contingency plans for Year 2000 readiness. These plans include identifying alternate suppliers, vendors and procedures, generating supply and equipment lists, conducting staff training and developing communication plans. Based on currently available information, the incremental costs associated with the Year 2000 readiness efforts are expected to be approximately $0.5 million, a portion of which relates to the purchase of software and hardware and will be capitalized. Approximately $0.4 million of these costs have been incurred to date.

        Year 2000 readiness issues could have a significant adverse impact on Xicor's operations and its financial results if modifications cannot be completed in a timely manner; unforeseen needs or problems arise or if the systems operated by Xicor's customers, vendors or subcontractors are not Year 2000 ready.

        Xicor has an investment portfolio of fixed income securities that are classified as "held to maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Xicor attempts to limit this exposure by investing primarily in short-term securities. In view of the nature and mix of Xicor's total portfolio, a movement of 10% by market rates would not have a material impact on the total value of the portfolio at October 3, 1999.

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

PART    II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        27     Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XICOR, INC., a
                                    California Corporation

                                    By /s/ Raphael Klein
                                       -----------------------------
                                    Raphael Klein
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    By /s/ Geraldine N. Hench
                                       -----------------------------
                                    Geraldine N. Hench
                                    Vice President, Finance
                                    (Principal Financial Officer)

Date:  November 5, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
27             Financial Data Schedule
