Form 10-K
period 1999-12-31
XICOR INC
filed 2000-03-13
CIK 319191

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (Common Stock, without par value) held by non-affiliates of the Registrant was approximately $480,915,000 on March 9, 2000.

     The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 21,108,485 on March 9, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  XICOR, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................   10
Item 4.   Submission of Matters to a Vote of Security Holders.........   10
                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Shareholder
          Matters.....................................................   10
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   12
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   20
Item 8.   Consolidated Financial Statements and Supplementary Data....   22
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   36
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 13.  Certain Relationships and Related Transactions..............   37
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   37
Signatures............................................................   38
Index to Exhibits.....................................................   39

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believes," "expects," "future," "intends," "assuming," "projected," "plans" and similar expressions are used to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in the "Factors Affecting Future Results" section of "Management's Discussion & Analysis of Financial Conditions and Results of Operations" of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 included in Part II, Item 7 of this report and the risk factors included in Item 1 below.

ITEM 1. BUSINESS

OVERVIEW

     Xicor, Inc. designs, develops, manufactures and markets reprogrammable nonvolatile semiconductor integrated circuits containing digital, analog and reprogrammable nonvolatile elements. Xicor's devices offer a comprehensive set of features to its customers. By virtue of their nonvolatility, Xicor's devices retain their information content when power is lost or turned off. Reprogramming is accomplished by "writing" over the old data without a need for first "erasing" the old data. Xicor's devices can be reprogrammed bit by bit or in larger groups of bits called "bytes", "words" and "pages" without being removed from the system and operate from the same power source used in microcontroller and microprocessor-based systems, or even lower voltages common in hand-held and portable products. Xicor products are sold in a variety of packages, including plastic, ceramic and chip scale packages for small footprint and height.

     The combination of reprogrammability and nonvolatility has enabled Xicor's customers to develop products which have characteristics that can be altered from a remote location by a technician or on-site by a non-technical user through a keyboard, or which are automatically self-calibrating, thereby reducing field service costs. Microcontroller and microprocessor-based products incorporating Xicor's devices can be customized by either the distributor or the end user subsequent to the production process. This simplifies production control, reduces the lead-time required for such customization and permits lower inventory levels to be maintained. Xicor products also offer programmable security locks enabling system producers to prevent changes to embedded programs.

     Xicor products are grouped in two categories: Memory Products and Mixed Signal Products. Xicor is continuing to apply its electrically reprogrammable memory technology to develop innovative products combining nonvolatility and in-system data alterability. More recently, various Xicor products are also incorporating analog or mixed signal elements. Xicor products are used by manufacturers of electronic products throughout the world in a wide range of applications, including telecommunications, consumer, computer, industrial, automotive electronics and military products.

NONVOLATILE MEMORY INDUSTRY BACKGROUND

     Manufacturers have introduced a variety of nonvolatile semiconductor memories offering different degrees of programming flexibility. Currently available nonvolatile memory devices include read-only memories or ROMs, programmable read only memories or PROMs, electrically programmable read-only memories or EPROMs, electrically erasable programmable ROMs or EEPROMs, and Flash Memories. A brief description of these nonvolatile devices follows:

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

     The development of EEPROMs provided significant programming flexibility. These nonvolatile memories can be reprogrammed in-system hundreds of thousands of times and can be altered one byte or several bytes at a time. EEPROMs are termed serial or parallel depending on their connection to the system's processor. Serial EEPROM devices transmit data through a single input-output port while parallel devices transmit data through multiple ports concurrently.

     Devices called Flash memories offer a middle ground in price and features between EPROMs and EEPROMs. Unlike EPROMs, Flash memories can be reprogrammed while in a system. However, unlike the more flexible EEPROMs that can be altered one byte or several bytes at a time, Flash memories can only be altered all at once or in larger groups of bytes. In nonvolatile reprogrammable memory chips containing less than 256K bits, the memory cell array takes up less than half of the chip area and the support circuitry the balance. Accordingly, manufacturers of Flash memories have focused on parallel interface high density devices where customers are willing to forgo the ease of use of the full featured EEPROMs for the lower cost of a Flash memory or where the Flash memory has achieved higher density due to its smaller memory cell size. As the cost per bit of Flash memory has come down, the emulation of EEPROM functionality by using software combined with high density Flash has emerged for certain applications.

XICOR MEMORY PRODUCTS AND APPLICATIONS

     Xicor's nonvolatile memory products include:

     Serial Interface EEPROMs. Xicor supplies a broad line of serial interface EEPROMs which include password-secured serial EEPROMs, standard serial EEPROMs and proprietary serial EEPROMs. Many of these memory products are used in space-limited hand held applications. To enhance Xicor's customers' ability to further miniaturize their products, in 1998 Xicor introduced a serial EEPROM encapsulated in an advanced chip-scale package which has essentially the same footprint and height of the chip itself.

     Parallel Interface EEPROMs. Xicor supplies a broad line of parallel interface EEPROMs with densities ranging from 64K to 1 megabit. Xicor also offers an extended temperature version parallel EEPROM that operates to 185 degrees C. Parallel interface EEPROMs are generally used to contain frequently updated data in communications infrastructure equipment, instrumentation, transportation and other industrial applications.

XICOR MIXED SIGNAL PRODUCTS AND APPLICATIONS

     Xicor's Mixed Signal Product Group combines analog and digital design. Xicor has three product families within its Mixed Signal business, namely System Tuning, System Management and Timekeeping and Battery Management. Mixed Signal products represented approximately 20% of sales in 1997; 22% in 1998; and 26% in 1999.

     System Tuning. The System Tuning family, comprised primarily of Digitally Controlled Potentiometers (XDCP's), is the most established product line in Xicor's Mixed Signal Product Group. XDCP's are digitally controlled solid state electronic variable resistors that give the designer and the system more accuracy and flexibility. Since XDCP's are integrated circuits and are controlled electronically, greater system reliability can be realized. Furthermore, XDCP's eliminate the disadvantages of mechanical potentiometers associated with manual adjustment and moving parts. In 1999 Xicor expanded the XDCP line with products targeted at the fiber optic market. Additionally, a product was announced as a replacement for widely used cost sensitive single turn mechanical potentiometers.

     System Management and Timekeeping. Complementing Xicor's System Tuning family is an evolving line of System Management products offering supervisory chips for microcontroller based systems. System management products are targeted for embedded systems that require controlled powerup and orderly, predictable powerdown, reliable recovery in the event of system failure and the capability of knowing the time and date of an event. Products include NOVRAMs, Central Processing Unit or CPU supervisors and timekeeping products.

     Battery Management. Consumers and manufacturers of portable electronic devices are affected by battery performance. Both the length of time between battery recharges and the useful life of expensive Lithium Ion batteries are leading customer satisfaction issues. In the fourth quarter of 1999 Xicor entered the battery management integrated circuit market with the announcement of its first battery management product, a smart safety unit chip. The part, which contributed no revenue in 1999, is targeted at the laptop Personal Computer or PC market. Xicor plans to expand this product line in 2000.

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

     Xicor's international sales constituted approximately 56% of sales in 1999; 46% in 1998; and 44% in 1997. Xicor's international sales are generally denominated in U.S. dollars. Due to the magnitude of its international sales, Xicor is subject to risks common to all international economic activities, including currency fluctuations, governmental regulation and the risk of imposition of tariffs or other trade barriers. Further, export sales must be licensed by the Office of Export Administration of the US Department of Commerce.

     One distributor accounted for 14% of Xicor's sales in 1999; 15% in 1998; and 16% in 1997. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of Xicor's products. One OEM customer represented 11% of sales in 1999.

     Customer "design-ins" may not result in volume purchase orders. Further, volume purchase orders received by Xicor do not necessarily result in sales as they are in most cases, consistent with industry practice, terminable by the customer without penalty. Consequently, backlog figures are not necessarily indicative of future sales.

MANUFACTURING

     Historically, Xicor manufactured in-house all silicon wafers used to provide the semiconductor chips for its products. However, the rapidly escalating capital investments and the increasing need for larger factories in order to efficiently spread the high level of fixed costs associated with complex semiconductor manufacturing operations have led to the emergence of wafer fabrication foundries, enabling many semiconductor companies to outsource portions or all of their wafer requirements.

     During 1998 Xicor announced and began to implement a restructuring plan to change its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Xicor's initial foundry, Yamaha Corporation of Japan, was qualified as an outside foundry for Xicor in the third quarter of 1998. In the second quarter of 1999 Xicor entered into agreements with Sanyo Electric Co., Ltd. of Japan and ZMD GmbH of Germany to fabricate wafers for Xicor. In the second half of 1999, Yamaha produced more than one-third of Xicor's wafer requirements. In the fourth quarter of 1999, the first wafers from Sanyo and ZMD GmbH were received by Xicor and passed initial quality criteria. In December 1999, Xicor's Board of Directors approved Xicor's plan to become completely fabless and cease in-house wafer fabrication by the middle of 2000.

     Wafer fabrication processes are highly complicated, utilize numerous highly toxic and corrosive chemicals and gases, and require stringent control of many extremely precise steps. The sensitivity of the manufacturing process to dust and other contaminants requires the production process to take place in a highly controlled, clean environment. Sophisticated computer-controlled testing equipment is used to test each chip on the wafer to identify those potentially meeting the desired electrical criteria. Although the wafer manufacturing process is highly controlled, minute impurities, difficulties in the process or defects in the masks can cause wafers to be rejected or a substantial percentage of individual chips to be non-functional, a problem indigenous to the semiconductor industry. From time to time Xicor and its foundries experience a variety of technical issues in the manufacturing processes which adversely affect manufacturing yields until they are corrected. Maintaining and improving manufacturing yields is essential for profitability.

     Each chip on the fabricated wafer is tested and the nonfunctional chips are identified. The wafers are then shipped to subcontractors in various countries including Taiwan, Thailand, South Korea, the Philippines, China or Malaysia, where the wafers are separated into individual chips. Each functional chip is encapsulated in a plastic or ceramic package having external leads to which the chip is connected by extremely fine wires. The packaged chips undergo comprehensive electrical testing offshore at one of Xicor's independent subcontractors located in various countries including Taiwan, Thailand, South Korea, the Philippines and China. A limited amount of testing is also performed in Milpitas. Chip-scale packaged products are encapsulated by subcontractors based in Israel and the United States and tested in Milpitas. In accordance with industry practice, Xicor provides a limited warranty for its devices against defects in materials and workmanship for periods ranging from 90 days to one year.

     Reliance on overseas wafer fabrication, sort, assembly and test contractors and Xicor's maintenance of inventories at contractors' facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, and changes in tariff and freight rates. Furthermore, in the event Xicor's overseas wafer fabrication, sort, assembly or test operations, or air transportation to or from foreign foundries or contractors, were disrupted for any reason, Xicor's operations could be severely harmed.

     The principal raw materials utilized in the production process are polished silicon wafers, ultra-pure metals, chemicals and gases. Encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors or are purchased by Xicor and shipped to such contractors. Shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. Shortages have occurred in Xicor's history and lead times have been extended in the industry on occasion without significantly harming Xicor. However, future shortages, if any, could severely harm Xicor's operations.

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

RESEARCH AND DEVELOPMENT

     Continuing development of more advanced processes and products is essential to maintaining and enhancing Xicor's competitive position. Such development activities are difficult and lengthy. They may not be successfully completed and future products may not be available on a timely basis or achieve market acceptance.

     Research and development activities require a high degree of complexity of design and manufacturing process, and consequently a significant percentage of sales is continuously invested in research and development and in the pre-production engineering activity related to new products and technologies. Xicor's research and development expenditures were $14,560,000 in 1999; $17,429,000 in 1998; and $18,475,000 in 1997.

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

     As is the case with many companies in the semiconductor industry, it may become necessary or desirable for Xicor to obtain licenses relating to its products from others. Xicor has received notices claiming infringement of patents from several semiconductor manufacturers with respect to certain aspects of Xicor's processes and devices and these matters are under investigation and review. Although patent holders typically offer licenses and Xicor has entered into such license agreements, licenses may not be obtainable on acceptable terms and any dispute may not be resolved without costly litigation.

COMPETITION

     The semiconductor industry is highly competitive and characterized by steadily declining prices, particularly during periods of industry oversupply. Numerous companies are currently selling products that compete with those of Xicor. In addition to price, important elements determining success in competition include product performance, quality and reliability, delivery capability, diversity of product line, application support, financial strength and the ability to respond rapidly to technological innovations. Xicor may be at a disadvantage in competing with major domestic and foreign concerns that have significant financial resources, established and diverse product lines, worldwide vertically integrated production facilities and extensive research and development staffs. Further, the semiconductor industry is characterized by rapid technological change and Xicor will be required to continually develop or have access to new and improved manufacturing processes and products to remain competitive.

EMPLOYEES

     At December 31, 1999 Xicor had approximately 500 employees. None of the employees are represented by a labor organization and Xicor considers its employee relations to be good. Many of Xicor's employees are highly skilled and Xicor's success will depend in significant part on its ability to attract and retain such employees in the highly competitive semiconductor industry and in Silicon Valley.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth each executive officer of Xicor, their ages (as of December 31, 1999) and position with Xicor:

                NAME                   AGE                            OFFICE
                ----                   ---                            ------
Raphael Klein........................  56    Chairman of the Board and Chief Executive Officer
Bruce Gray...........................  49    President and Chief Operating Officer
Ralph Griffin........................  42    Vice President, Wafer Operations and Technology
                                             Development
Geraldine N. Hench...................  42    Vice President, Finance and Chief Financial Officer
Klaus G. Hendig......................  60    Senior Vice President, Administration
Timothy D. Kanemoto..................  53    Vice President, Product Operations
Michael P. Levis.....................  42    Vice President, Marketing
Daniel L. Lewis......................  50    Vice President, Worldwide Sales
James McCreary.......................  53    Vice President, Engineering
Ira McLain...........................  56    Vice President, Information Technology

     Raphael Klein, Chairman of the Board and Chief Executive Officer. From August 1987 until January 1998 Mr. Klein was Xicor's President and Chief Executive Officer. Since January 1998 Mr. Klein has shared the Office of the President with Mr. Bruce Gray. Mr. Klein is Xicor's Chief Executive Officer with primary responsibility for finance and administration and shared responsibility for the direction of the company. Mr. Klein has been a director of the company since founding Xicor in August 1978 and its Chairman of the Board since August 1982. Mr. Klein received the degree of Master of Science in Physics from the Israeli Institute of Technology, or Technion, and is the inventor or co-inventor of two patented inventions.

     Bruce Gray, President and Chief Operating Officer. Mr. Gray joined Xicor in September 1996 as Vice President, Wafer Operations and since January 1998 has shared the Office of the President with Mr. Raphael Klein. Mr. Gray is Xicor's President and Chief Operating Officer with principal profit and loss responsibility and shared responsibility for the direction of the company. Mr. Gray has 28 years of experience in the semiconductor industry in engineering, manufacturing and management. From September 1994 through September 1996, Mr. Gray served as the Managing Director of the Advanced Technology Group at National Semiconductor Corporation. From August 1989 through September 1994, Mr. Gray was the Director of Santa Clara Operations and Services for National Semiconductor with operational responsibility for four high-volume wafer fabrication lines. Mr. Gray was also involved in advanced technology development and wafer foundry activities. Mr. Gray has a Bachelor of Science Degree in Metallurgy and Materials Science from the Massachusetts Institute of Technology
(MIT) and is the inventor or co-inventor of three patented inventions.

     Ralph Griffin, Vice President, Wafer Operations and Technology Development. Mr. Griffin joined Xicor in December 1996 and became Vice President in 1999. Mr. Griffin has 19 years of experience in semiconductor manufacturing and engineering roles. From August 1990 to November 1996, Mr. Griffin worked at National Semiconductor with the Sematech Program, in research and development and built a 200mm wafer fabrication plant at National's Santa Clara site. Prior to 1990, Mr. Griffin held various positions in Process Engineering and Wafer Fab Management working for Siliconix, Inc, Data General Corp., and Fairchild Semiconductor. Mr. Griffin received the degrees of Bachelor of Science in Chemical Engineering from Stanford University and Master of Business Administration from San Jose State University.

     Geraldine N. Hench, Vice President, Finance and Chief Financial Officer. Ms. Hench, a certified public accountant, joined Xicor in November 1987 and became a Vice President in June 1993 and Xicor's Chief Financial Officer in January 1998. Ms. Hench received the degree of Bachelor of Science in Accounting from Santa Clara University and the degree of Master of Business Administration from St. Mary's College.

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

     Michael P. Levis, Vice President, Marketing. Mr. Levis joined Xicor in January 1998 as Vice President, Marketing. Mr. Levis has 16 years of experience in marketing and business development. From 1996 through 1997, Mr. Levis served as General Partner at ASCII of America, a venture capital firm. From 1993 through 1996, Mr. Levis was the Vice President of Marketing at Crosspoint Solutions, Inc., a semiconductor company. Prior to 1993 Mr. Levis held various marketing and business development positions at Crosspoint Solutions, Inc., Samsung Semiconductors and Zilog, Inc. Mr. Levis received the degree of Bachelor of Science in Electrical Engineering from Purdue and the degree of Master of Science in Electrical Engineering from Stanford University.

     Daniel L. Lewis, Vice President, Worldwide Sales. Mr. Lewis joined Xicor in May 1998 as Vice President, Worldwide Sales. Mr. Lewis has 28 years of experience in various sales and marketing roles. From June 1991 through April 1998, Mr. Lewis was Vice President of Sales at Integrated Device Technology, Inc. Mr. Lewis received the degree of Bachelor of Science in Electrical Engineering from the University of Michigan.

     James McCreary, Vice President, Engineering. Mr. McCreary joined Xicor in October 1998 as Vice President, Engineering. From 1996 through 1998 Mr. McCreary was involved in private business ventures. In 1983 Mr. McCreary co-founded Micro Linear Corp. where he was Vice President of Engineering from 1983 through 1995. Mr. McCreary received the degrees of Master of Science in Electrical Engineering and Ph.D. from the University of California, Berkeley and is the inventor of several patents.

     Ira McLain, Vice President, Information Technology. Mr. McLain joined Xicor in May 1998 as Vice President, Information Technology (IT). Mr. McLain has 30 years of IT experience with National Semiconductor (NSC), Fairchild Semiconductor and Schlumberger. From 1987 to 1998, Mr. McLain was an IT Director with NSC. Mr. McLain received a Bachelor of Arts degree from Lamar University.

INSURANCE

     Xicor presently carries various insurance coverage including property damage, business interruption and general liability including certain product liability coverage. Xicor has been unable to obtain pollution and earthquake insurance at reasonable costs and limits.

ITEM 2. PROPERTIES

     Xicor leases a 43,834 square foot facility in Milpitas, California that contains Xicor's silicon wafer fabrication and process technology development operations. The lease, which expires in 2001, provides for an annual base rental of $626,145 and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has two successive five-year renewal options upon the same terms and conditions at increased rental rates based on the consumer price index, not to exceed 15% for the prior five-year period. Xicor plans to cease production at this facility and therefore does not plan to exercise the renewal options.

     Xicor leases a 56,293 square foot facility near its wafer fabrication facility that houses its product testing and distribution operations and a small quick-turn assembly line. The lease, which expires June 30, 2000, provides for a monthly base rental of $92,883. Xicor plans to vacate this facility at the end of the lease term and is in the process of negotiating a long-term lease for a 30,968 square foot facility adjacent to the facility described below.

     Xicor leases a 73,622 square foot facility adjacent to its existing wafer fabrication facility. This facility houses Xicor's design, research and development and reliability operations and executive, marketing and administrative offices and also serves as Xicor's main stockroom. This lease expires in 2010 and provides for an annual base rental of $1,148,508, increasing 3.25% annually, and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has one five year renewal option upon the same terms and conditions at the higher of 95% of the then fair market value or $1,148,508 annually.

ITEM 3. LEGAL PROCEEDINGS

     Xicor is not a party, nor is its property subject, to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Xicor's Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market(SM) under the symbol XICO. The table below sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for each calendar quarter.

                                                              HIGH    LOW
                                                              ----    ---
FISCAL YEAR ENDED DECEMBER 31, 1999
  First quarter.............................................  $ 2 1/8 $1 1/8
  Second quarter............................................    4 3/8  1 9/32
  Third quarter.............................................    9      2 13/16
  Fourth quarter............................................   16 9/16  5 5/32
FISCAL YEAR ENDED DECEMBER 31, 1998                           HIGH    LOW
                                                              ---     --
  First quarter.............................................  $ 3 5/8 $2 17/32
  Second quarter............................................    3 1/8  1 11/16
  Third quarter.............................................    1 13/16  1
  Fourth quarter............................................    2 7/8   25/32

     There were approximately 1,100 shareholders of record on December 31, 1999. Xicor has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL OPERATING INFORMATION

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operations Data:
Net sales...........................  $114,887    $106,147    $122,453    $123,514    $113,550
Cost of sales.......................    80,474      89,844      84,603      74,303      69,214
                                      --------    --------    --------    --------    --------
  Gross profit......................    34,413      16,303      37,850      49,211      44,336
                                      --------    --------    --------    --------    --------
Operating expenses:
  Research and development..........    14,560      17,429      18,475      15,074      15,270
  Selling, general and
     administrative.................    22,360      22,634      21,753      20,306      19,474
  Restructuring charge..............    23,719       4,985          --          --          --
                                      --------    --------    --------    --------    --------
                                        60,639      45,048      40,228      35,380      34,744
                                      --------    --------    --------    --------    --------
Income (loss) from operations.......   (26,226)    (28,745)     (2,378)     13,831       9,592
Interest expense....................    (1,407)     (1,872)     (1,834)     (1,421)       (605)
Interest income.....................       704       1,086       1,901       2,001       1,584
                                      --------    --------    --------    --------    --------
Income (loss) before income taxes...   (26,929)    (29,531)     (2,311)     14,411      10,571
Provision for income taxes..........        --          --         220         576         535
                                      --------    --------    --------    --------    --------
Net income (loss)...................  $(26,929)   $(29,531)   $ (2,531)   $ 13,835    $ 10,036
                                      ========    ========    ========    ========    ========
Net income (loss) per share:
  Basic.............................  $  (1.32)   $  (1.53)   $  (0.13)   $   0.74    $   0.55
                                      ========    ========    ========    ========    ========
  Diluted...........................  $  (1.32)   $  (1.53)   $  (0.13)   $   0.70    $   0.53
                                      ========    ========    ========    ========    ========
Shares used in per share
  calculations:
  Basic.............................    20,324      19,262      18,967      18,693      18,216
                                      ========    ========    ========    ========    ========
  Diluted...........................    20,324      19,262      18,967      19,820      19,031
                                      ========    ========    ========    ========    ========

                                                           DECEMBER 31,
                                     ---------------------------------------------------------
                                       1999         1998        1997        1996        1995
                                     ---------    --------    --------    --------    --------
Balance Sheet Data:
  Working capital..................  $   3,573    $  5,382    $ 28,248    $ 37,134    $ 30,525
  Total assets.....................     54,794      78,862     115,261     108,214      79,439
  Long-term debt, less current
     portion.......................      9,794      13,137      18,974      13,469       5,229
  Accumulated deficit..............   (124,556)    (97,627)    (68,096)    (65,565)    (79,400)
  Shareholders' equity.............      4,449      30,605      56,108      57,957      43,031

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 22 to 34.

RESULTS OF OPERATIONS

     Xicor's sales were $114.9 million in 1999 compared to $106.1 million in 1998 and $122.5 million in 1997. Fiscal 1999 sales increased 8% compared to 1998 primarily due to increased sales of product into wireless communications applications and increased sales of digitally controlled potentiometer products. Fiscal year 1998 presented Xicor with a major challenge as sales declined sharply from 1997, primarily due to the global slowdown in demand that resulted from the Asian economic crisis. The substantial excess global capacity in the industry caused a severe erosion of memory chip prices, which also contributed to the decline in Xicor's sales.

     Gross profit as a percentage of sales was 30% in 1999; 15% in 1998; and 31% in 1997. The gross profit percentage improved in 1999 compared to 1998 due to product mix, higher average selling prices and a reduction in the overall average cost of products shipped due to increased outsourcing and cost reductions at Xicor's in-house manufacturing operations. The decline in the 1998 gross profit percentage compared to 1997 was primarily due to lower average selling prices as a result of competitive price pressures, Xicor's increased manufacturing cost level associated with increased production capacity and upgrading of the wafer fabrication operations during 1996 and 1997 and decreased factory utilization. During 1998 Xicor substantially reduced the production volume in its factory in response to ongoing weak business conditions. Unfavorable overhead variances that resulted from the fixed nature of certain manufacturing costs and the smaller number of units in production were expensed. Additionally, in the second quarter of 1998, Xicor wrote down inventories by $2.2 million to cover declining sales prices and inventories of certain devices that were discontinued as Xicor streamlined its product portfolio. In 1997, as a result of the economic crisis in Asia and declining global sales prices due to intense competition, Xicor established reserves of $6.2 million for inventories built for certain Asian customers and to write down inventory values due to lower expected selling prices. Excluding the inventory write down, 1997 gross profit as a percentage of sales was 36%.

     Research and development expenses were 13% of sales in 1999; 16% in 1998; and 15% in 1997. Research and development expenses decreased as a percentage of sales in 1999 compared to 1998 primarily due to lower personnel costs and higher sales and, to a lesser extent, lower depreciation. Research and development expenses were relatively consistent as a percentage of sales in 1998 compared to 1997.

     Selling, general and administrative expenses represented 19% of sales in 1999; 21% in 1998; and 18% in 1997. Selling, general and administrative expenses declined as a percentage of sales in 1999 compared to 1998 primarily due to higher sales. Selling, general and administrative expenses increased in 1998 compared to 1997 due to intensified sales and marketing activities.

     During 1998 Xicor began to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. This change was in response to continuing market conditions that made it more economical to outsource manufacturing. Accordingly, Xicor recorded $5 million in restructuring charges in 1998, consisting of $2.4 million of equipment write-offs due to the shifting of activity to an outside wafer foundry and $2.6 million for severance costs relating to a reduction in workforce.

     Based on the progress made on the outsourcing program during 1999, in December 1999 Xicor's Board of Directors decided to close its Milpitas in-house wafer fabrication facility by mid-2000 and use third party foundries for all of Xicor's wafer fabrication production. In connection with the closure of this facility, which is expected to cease production by mid-2000, Xicor recorded a $23.7 million restructuring charge, consisting of a $16.3 million non-cash write-down of the wafer fabrication plant assets, $1.5 million for severance costs relating to a reduction in workforce, fab closure costs of $3.6 million, idle facilities charges of $0.8 million and equipment lease costs of $1.5 million.

     The fabrication facility closure plans provide for production to cease at the facility by mid-2000 and closure and decommissioning activities to be conducted over the succeeding nine months. Xicor is currently pursuing the sale of the Milpitas manufacturing operations and at this time believes the most likely outcome would be a piecemeal sale of the equipment. Xicor expects that the majority of expenditures relating to the closure and decommissioning of the facility will be incurred during the second half of 2000 and are expected to be funded from working capital. Xicor expects annual savings compared to 1999 of approximately $20 million in production costs, which are currently recorded as cost of sales, as a result of the closure of the facility. Of this amount, annual savings of approximately $8 million related to reduced depreciation expense will begin to be realized in the first quarter of 2000. The balance of the estimated savings which relate principally to lower personnel and manufacturing support costs are expected to be fully realized after the closure of the facility. The estimated savings are expected to be partially offset by the cost of wafers purchased from the third-party foundries.

     Interest expense decreased in 1999 compared to 1998 due to normal principal payments of outstanding lease debt. Interest expense was relatively level in 1998 compared to 1997 due to normal monthly pay downs of debt, offset by additional interest expense associated with 1998 equipment financing of $1.5 million and 1997 equipment financing of $12.3 million.

     Interest income decreased in both 1999 and 1998 compared to the prior year due to a decrease in the average balance invested and in 1998, to a lesser extent, lower interest rates.

     No taxes were provided in 1999 and 1998 due to the net loss. The provision for income taxes for 1997 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $54.5 million at the end of 1999 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, Xicor had $22.2 million in cash and cash equivalents. Corresponding balances at the end of 1998 and 1997 were $17.9 million and $32.5 million, respectively. In 1999 Xicor generated $12.7 million of cash from operating activities and used $7.5 million to repay long-term obligations and $1.6 million for equipment purchases. Additionally $0.7 million of cash was generated from employee stock plans. In 1998 Xicor used $7.1 million of cash for operating activities primarily due to the operating loss, $4.9 million for capital asset purchases and $6.6 million to repay long-term obligations. During 1998 Xicor received $4 million from the sale of unregistered common stock to ATMI, Inc.

     During 2000 Xicor expects to use cash to fund costs associated with the planned closure of the wafer fabrication plant, to repay long-term obligations and purchase equipment and software. Capital expenditures for 2000 are currently planned at approximately $5 million and are primarily related to product design, information technology and product testing. At December 31, 1999, Xicor had entered into commitments for equipment purchases aggregating less than $0.5 million.

     Xicor has a line of credit agreement with a financial institution that expires March 31, 2001, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At December 31, 1999, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. At December 31, 1999, $1.7 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Xicor believes that adoption of this pronouncement will not have a material impact on its financial position and results of operations. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Xicor believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding expected annual savings from Xicor's plan to close its Milpitas in-house wafer fabrication facility by mid-2000 and use third party foundries for all of Xicor's wafer fabrication production, the plans to manufacture wafers at our wafer fabrication plant during the first half of 2000 to produce sufficient inventory levels of certain products to prevent delays in meeting customer demands as the foundries ramp up the production of our products, the belief at this time that the most likely outcome of the currently pursued sale of the Milpitas manufacturing operations would be a piecemeal sale of the equipment, plans to expand the battery management product line in 2000, and the expectation that sufficient cash, working capital, and credit will be available to fund fiscal year 2000 operations, including costs associated with the planned closure of the wafer fabrication plant, repayment of long-term obligations and the purchase of equipment and software. Except for historical information, the matters discussed in this Annual Report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor's ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1 of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE RESULTS

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE NOT MATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

     Our recent growth rate may not be sustainable and you should not use our past financial performance to predict future operating results. We have incurred net losses for the past three fiscal years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

     - the cyclical nature of both the semiconductor industry and the markets addressed by our products;

     - competitive pricing pressures and related changes in selling prices;

     - new product announcements and introductions for competing products by us or our competitors;

     - market acceptance and subsequent design in of new products;

     - unpredictability of changes in demand for, or in the mix of, our products;

     - the timing of significant orders including the fact that the sales level in any specific quarter depends significantly on orders received during that quarter;

     - the gain or loss of significant customers;

     - the availability, timely deliverability and cost of wafers and other materials from our suppliers;

     - fluctuations in manufacturing yields and significant yield losses which affect our ability to fulfill orders;

     - product obsolescence;

     - lower of cost or market inventory adjustments;

     - changes in the channels through which our products are distributed;

     - exchange rate fluctuations;

     - general economic, political and environmental-related conditions, such as natural disasters;

     - difficulties in forecasting, planning and management of inventory levels; and

     - unanticipated research and development expenses associated with new product introductions.

WE ARE IN THE PROCESS OF SHIFTING OUR MANUFACTURING STRATEGY TO A FABLESS BUSINESS MODEL AND WILL DEPEND ON A LIMITED NUMBER OF FOREIGN FOUNDRIES TO MANUFACTURE OUR PRODUCTS. THESE FOUNDRIES MAY NOT BE ABLE TO SATISFY OUR MANUFACTURING REQUIREMENTS, WHICH COULD CAUSE OUR SALES TO DECLINE.

     We plan to outsource all of our manufacturing by the second half of 2000 with the exception of limited testing activities. During 1999, substantially all of our wafers were manufactured at our wafer fabrication plant in Milpitas, California or Yamaha Corporation in Japan. During 2000 we plan to close our wafer fabrication plant in Milpitas and ramp up manufacturing at two additional wafer foundries, Sanyo in Japan and ZMD in Germany. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of sales and higher than anticipated costs of sales, any of which could seriously harm our operating results.

WE COULD EXPERIENCE PROBLEMS IN THE MANUFACTURING PROCESS AT OUR WAFER FABRICATION PLANT PRIOR TO CLOSURE WHICH WOULD IMPACT THE SUPPLY OF VARIOUS PRODUCTS, INCLUDING THOSE BUILT ON AN OLD PROCESS WHICH WILL NOT BE INSTALLED AT THE FOUNDRIES, WHICH WE PLAN TO MANUFACTURE AND CAUSE OUR SALES TO DECLINE AND COSTS TO INCREASE.

     During the first half of 2000, we plan to manufacture wafers at our wafer fabrication plant in Milpitas, California to produce sufficient inventory levels of certain products to prevent delays in meeting customer demands as the foundries ramp up the production of our products. Manufacturing problems during the final months of operations of the facility would reduce yields and increase costs. Due to the complex nature of the manufacturing process, some manufacturing problems may not be detected until the products are near completion. Significant yield loss could affect our ability to fulfill orders and result in reduced sales and gross margins.

OUR COST OF SALES MAY INCREASE IF WE ARE REQUIRED TO PURCHASE ADDITIONAL MANUFACTURING CAPACITY IN THE FUTURE.

     To obtain additional manufacturing capacity, we may be required to make deposits, equipment purchases, loans, enter into joint ventures, equity investments or technology licenses in or with wafer fabrication companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing in order to secure this capacity and we may not be able to obtain such financing.

IF OUR FOUNDRIES FAIL TO ACHIEVE ACCEPTABLE WAFER MANUFACTURING YIELDS, WE WILL EXPERIENCE HIGHER COSTS OF SALES AND REDUCED PRODUCT AVAILABILITY.

     The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor foundries that supply our wafers have at times experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both design technology and manufacturing process technology. Low yields may result from marginal designs or manufacturing process drifts. Yield problems may not be identified until the wafers are well into the production process, which often makes these problems difficult, time consuming and costly to correct or replace. Furthermore, we rely on independent foreign foundries for our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our foundries fail to achieve acceptable manufacturing yields, we will experience higher costs of sales and reduced product availability, which would harm our operating results.

OUR DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO SORT, ASSEMBLE AND TEST OUR PRODUCTS SUBJECTS US TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER COSTS OF MATERIALS.

     We depend on independent subcontractors to sort, assemble and test our products. Our reliance on these subcontractors involves the following significant risks:

     - reduced control over delivery schedules and quality;

     - the potential lack of adequate capacity during periods of strong demand;

     - difficulties selecting and integrating new subcontractors;

     - limited warranties on products supplied to us; and

     - potential increases in prices due to capacity shortages and other factors;

     These risks may lead to increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships.

OUR OPERATING EXPENSES ARE RELATIVELY FIXED, AND WE ORDER MATERIALS IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, WE HAVE LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.

     Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our sales do not meet our revenue projections. We may experience revenue shortfalls for the following reasons:

     - significant pricing pressures that occur because of declines in selling prices over the life of a product;

     - sudden shortages of raw materials or fabrication, sort, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations; and

     - the reduction, rescheduling or cancellation of customer orders.

     In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials and produce finished products in advance of anticipated customer demand. This advance ordering and production may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize.

BECAUSE OUR PRODUCTS TYPICALLY HAVE LENGTHY SALES CYCLES, WE MAY EXPERIENCE SUBSTANTIAL DELAYS BETWEEN INCURRING EXPENSES RELATED TO RESEARCH AND DEVELOPMENT AND THE GENERATION OF SALES.

     Due to the length of the product design-in cycle we usually require more than nine months to realize volume shipments after we first contact a customer. We first work with customers to achieve a design win, which may take three months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES THAT COULD ADVERSELY AFFECT OUR ABILITY TO INCREASE SALES OF OUR PRODUCTS.

     We compete with major domestic and international semiconductor companies such as Atmel Corporation, ST Microelectronics, Dallas Semiconductor, Maxim and Texas Instruments, all of whom have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have recently added significant capacity for such production. In addition, we may in the future experience direct competition from our foundry partners. Some of our foundry partners have the right to fabricate certain products based on our process technology and co-developed circuit design, and to sell such products worldwide.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND, THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

     The markets for our products are characterized by:

     - rapidly changing technologies;

     - evolving and competing industry standards;

     - changing customer needs;

     - frequent new product introductions and enhancements;

     - increased integration with other functions; and

     - rapid product obsolescence.

     To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet their rapidly changing needs.

     Products for communications applications are based on continually evolving industry standards. Our ability to compete will depend on our ability to identify and ensure compliance with these industry standards. As a result, we could be required to invest significant time and effort and incur significant expense to redesign our products to ensure compliance with relevant standards.

     We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products at competitive costs, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. Furthermore, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN, ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, RECRUIT AND RETAIN PERSONNEL.

     There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the development of our products. Competition is especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO DO SUCCESSFULLY.

     We rely on a combination of patents, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our products, however, is difficult, especially in foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.

     We hold numerous United States patents and corresponding foreign patents covering various circuit designs and the structure of its devices. Further, additional patent applications for such products are pending in the United States and abroad. However, patents granted or pending may not provide us with any meaningful protection. Our operating results could be seriously harmed by the failure to be able to protect our intellectual property.

IF WE ARE ACCUSED OF INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHER PARTIES, WE MAY BECOME SUBJECT TO TIME-CONSUMING AND COSTLY LITIGATION. IF WE LOSE OR SETTLE CLAIMS, WE COULD SUFFER A SIGNIFICANT IMPACT ON OUR BUSINESS AND BE FORCED TO PAY DAMAGES.

     Third parties have and may continue to assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products or pay damages that could seriously harm our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

     We have received notices claiming infringement of patents from several semiconductor manufacturers with respect to certain aspects of our processes and devices and these matters are under investigation and review. Although patent holders typically offer licenses and we have entered into such license agreements, we may not be able to obtain licenses on acceptable terms, and disputes may not be resolved without costly litigation.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     Our international sales accounted for approximately 56% of sales in 1999; 46% in 1998; and 44% in 1997. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

     - difficulties in complying with regulatory requirements and standards;

     - tariffs and other trade barriers;

     - costs and risks of localizing products for foreign countries;

     - severe currency fluctuation and economic deflation;

     - reliance on third parties to distribute our products;

     - longer accounts receivable payment cycles;

     - potentially adverse tax consequences; and

     - burdens of complying with a wide variety of foreign laws.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR A SUBSTANTIAL PORTION OF OUR SALES, OUR SALES COULD DECLINE SIGNIFICANTLY DUE TO THE LOSS OF ONE OF THESE CUSTOMERS.

     During 1999, 25% of our sales came from two customers. One distributor accounted for 14% of our sales and one OEM customer accounted for 11% of our sales. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of our products. If we were to lose either of these customers or experience any substantial reduction in orders from these customers, our sales and operating results could suffer. In addition, the composition of our major customer base changes from year to year as the market demand for our customers' products change.

WE DO NOT TYPICALLY ENTER INTO LONG-TERM CONTRACTS WITH OUR CUSTOMERS AND THE LOSS OF A MAJOR CUSTOMER COULD SERIOUSLY HARM OUR BUSINESS.

     We do not typically enter into long-term contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. An early termination or delay in shipments by one of our major customers would harm our financial results as it is unlikely that we would be able to rapidly replace that revenue source.

OUR BACKLOG MAY NOT RESULT IN FUTURE REVENUE, WHICH WOULD SERIOUSLY HARM OUR BUSINESS.

     Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

IF AN EARTHQUAKE OR OTHER NATURAL DISASTER STRIKES OUR MANUFACTURING FACILITY OR THOSE OF OUR FOUNDRIES OR OTHER MANUFACTURING SUBCONTRACTORS, WE WOULD BE UNABLE TO MANUFACTURE OUR PRODUCTS FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD EXPERIENCE LOST SALES.

     Our corporate headquarters are located in California near major earthquake faults. In addition, some of our foundries and suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major manufacturing subcontractors could disrupt the operations of those subcontractors, which could limit the supply of our products and harm our business. Xicor has been unable to obtain earthquake insurance at reasonable costs and limits.

IF WE DID NOT ADEQUATELY PREPARE FOR THE TRANSITION TO THE YEAR 2000, OUR BUSINESS COULD BE HARMED.

     Xicor uses a significant number of computer software programs and operating systems and intelligent hardware devices in its internal operations, including information technology (IT) systems and non-IT systems used in the design, manufacture and marketing of company products. Xicor completed all Year 2000 readiness work and to date has not experienced disruption in its business related to the Year 2000 Issue. However, Xicor cannot provide any assurance that no Year 2000 issues will impact its IT and non-IT systems or other aspects of its business in the future. Xicor's key suppliers have not experienced major disruptions in their businesses related to the Year 2000 issue. However, Xicor cannot provide any assurance that no Year 2000 issue will affect our suppliers in the future.

WE MAY REQUIRE ADDITIONAL CAPITAL IN ORDER TO BRING NEW PRODUCTS TO MARKET, AND THE ISSUANCE OF NEW EQUITY SECURITIES WILL DILUTE YOUR INVESTMENT IN OUR COMMON STOCK.

     To implement our strategy of diversified product offerings, we need to bring new products to market. Bringing new products to market and ramping up production requires significant working capital. We have in place a credit agreement with Coast Business Credit Corporation to provide up to $7.5 million of additional capital to support potential ongoing working capital requirements. We may need to borrow under this credit facility at some time. We may also sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

WE DEPEND ON MANUFACTURERS' REPRESENTATIVES AND DISTRIBUTORS TO GENERATE A MAJORITY OF OUR SALES.

     We rely on manufacturers' representatives and distributors to sell our products and these entities could discontinue selling our products at any time. The loss of any significant manufacturers' representative or distributor could seriously harm our operating results by impairing our ability to sell our products.

THE SELLING PRICES FOR OUR PRODUCTS ARE VOLATILE AND HAVE HISTORICALLY DECLINED OVER THE LIFE OF A PRODUCT. IN ADDITION, THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS, AS WE EXPERIENCED IN 1997 AND 1998.

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998. These downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our continued success depends in large part on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, telecommunications equipment, automotive electronics, industrial controls, consumer electronics, data networking and military equipment, and a better supply and demand balance within the industry. Our business could be harmed in the future by cyclical conditions in the semiconductor industry or by slower growth in any of the markets served by our customer products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Xicor does not use derivative financial instruments in its investment portfolio. Xicor has an investment portfolio of fixed income securities that are classified as "held-to-maturity securities". These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Xicor attempts to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of Xicor's investment portfolio a movement of 10% by market interest rates would not have a material impact on Xicor's operating results and the total value of the portfolio over the next fiscal year.

     Xicor is exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. Xicor generally has not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  XICOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Current assets:
  Cash and cash equivalents.................................  $  22,233    $ 17,881
  Accounts receivable.......................................      8,508       8,835
  Inventories...............................................     13,003      12,770
  Prepaid expenses and other current assets.................        380       1,016
                                                              ---------    --------
          Total current assets..............................     44,124      40,502
Property, plant and equipment, at cost less accumulated
  depreciation..............................................      8,835      38,074
Other assets................................................      1,835         286
                                                              ---------    --------
Total assets................................................  $  54,794    $ 78,862
                                                              =========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   8,018    $  9,279
  Accrued expenses..........................................     14,343       9,504
  Deferred income on shipments to distributors..............     12,828       9,121
  Current portion of long-term obligations..................      5,362       7,216
                                                              ---------    --------
          Total current liabilities.........................     40,551      35,120
Long-term obligations.......................................      9,794      13,137
                                                              ---------    --------
Total liabilities...........................................     50,345      48,257
                                                              ---------    --------
Commitments and contingencies (Notes 4 and 9)
Shareholders' equity:
  Preferred stock; 5,000 shares authorized; none issued or
     outstanding............................................         --          --
  Common stock; 75,000 shares authorized; 20,595 and 20,134
     shares issued and outstanding..........................    129,005     128,232
  Accumulated deficit.......................................   (124,556)    (97,627)
                                                              ---------    --------
Total shareholders' equity..................................      4,449      30,605
                                                              ---------    --------
Total liabilities and shareholders' equity..................  $  54,794    $ 78,862
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net sales..................................................  $114,887    $106,147    $122,453
Cost of sales..............................................    80,474      89,844      84,603
                                                             --------    --------    --------
  Gross profit.............................................    34,413      16,303      37,850
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    14,560      17,429      18,475
  Selling, general and administrative......................    22,360      22,634      21,753
  Restructuring charge.....................................    23,719       4,985          --
                                                             --------    --------    --------
                                                               60,639      45,048      40,228
                                                             --------    --------    --------
Income (loss) from operations..............................   (26,226)    (28,745)     (2,378)
Interest expense...........................................    (1,407)     (1,872)     (1,834)
Interest income............................................       704       1,086       1,901
                                                             --------    --------    --------
Income (loss) before income taxes..........................   (26,929)    (29,531)     (2,311)
Provision for income taxes.................................        --          --         220
                                                             --------    --------    --------
Net income (loss)..........................................  $(26,929)   $(29,531)   $ (2,531)
                                                             ========    ========    ========
Net income (loss) per share:
  Basic....................................................  $  (1.32)   $  (1.53)   $  (0.13)
                                                             ========    ========    ========
  Diluted..................................................  $  (1.32)   $  (1.53)   $  (0.13)
                                                             ========    ========    ========
Shares used in per share calculation:
  Basic....................................................    20,324      19,262      18,967
                                                             ========    ========    ========
  Diluted..................................................    20,324      19,262      18,967
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     COMMON STOCK
                                                  ------------------    ACCUMULATED
                                                  SHARES     AMOUNT       DEFICIT       TOTAL
                                                  ------    --------    -----------    --------
Balance at December 31, 1996....................  18,873    $123,522     $ (65,565)    $ 57,957
Exercise of stock options.......................     219         682            --          682
Net loss........................................      --          --        (2,531)      (2,531)
                                                  ------    --------     ---------     --------
Balance at December 31, 1997....................  19,092     124,204       (68,096)      56,108
Issuance of shares:
  Private investor..............................   1,000       3,973            --        3,973
  Exercise of stock options.....................      42          55            --           55
Net loss........................................      --          --       (29,531)     (29,531)
                                                  ------    --------     ---------     --------
Balance at December 31, 1998....................  20,134     128,232       (97,627)      30,605
Issuance of shares under employee stock plans
  and other.....................................     461         773            --          773
Net loss........................................      --          --       (26,929)     (26,929)
                                                  ------    --------     ---------     --------
Balance at December 31, 1999....................  20,595    $129,005     $(124,556)    $  4,449
                                                  ======    ========     =========     ========

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income (loss)........................................  $(26,929)   $(29,531)   $ (2,531)
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation..........................................    13,235      12,521      11,380
     Non-cash restructuring charge.........................    16,338       2,358          --
     Changes in assets and liabilities:
       Accounts receivable.................................       327       2,168         608
       Inventories.........................................      (233)     11,163      (4,579)
       Prepaid expenses and other current assets...........       636          (3)        371
       Other assets........................................         5         (80)         94
       Accounts payable and accrued expenses...............     3,578        (946)      2,534
       Deferred income on shipments to distributors........     3,707      (4,792)        188
       Long-term obligations...............................     1,993          --          --
                                                             --------    --------    --------
Net cash provided by (used in) operating activities........    12,657      (7,142)      8,065
                                                             --------    --------    --------
Cash flows from investing activities:
  Investments in plant and equipment, net..................    (1,555)     (4,872)    (11,761)
  Purchases of short-term investments......................        --      (4,356)    (28,395)
  Maturities of short-term investments.....................        --      15,728      38,182
                                                             --------    --------    --------
Net cash provided by (used in) investing activities........    (1,555)      6,500      (1,974)
                                                             --------    --------    --------
Cash flows from financing activities:
  Repayments of long-term obligations......................    (7,523)     (6,611)     (6,081)
  Proceeds from sale of common stock, net of issuance
     costs:
     To private investor...................................        --       3,973          --
     To employees and others...............................       773          55         682
                                                             --------    --------    --------
Net cash used in financing activities......................    (6,750)     (2,583)     (5,399)
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........     4,352      (3,225)        692
Cash and cash equivalents at beginning of year.............    17,881      21,106      20,414
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 22,233    $ 17,881    $ 21,106
                                                             ========    ========    ========
Supplemental information:
Cash paid (refunded) during the year for:
  Interest expense.........................................  $  1,472    $  1,939    $  1,713
  Income taxes.............................................       100        (113)        415
Equipment acquired pursuant to long-term obligations.......       333       1,453      12,255

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

     Xicor, Inc. (Xicor) develops, manufactures and sells semiconductor memory devices. Xicor operates in one reportable segment based on the company's internal organization. One distributor accounted for 14% of sales in 1999; 15% in 1998; and 16% in 1997. One OEM customer represented 11% of sales in 1999. Sales are attributed to geographic areas based on the location to which the product is shipped. Sales by country are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1999     1998     1997
                                                        -----    -----    -----
                                                             (IN MILLIONS)
United States.........................................  $ 51     $ 57     $ 68
Korea.................................................    18        9        6
Japan.................................................    15       11       18
Other foreign countries...............................    31       29       30
                                                        ----     ----     ----
                                                        $115     $106     $122
                                                        ====     ====     ====

     Xicor has adopted generally accepted accounting principles that are customary in the industry in which it operates. Following are Xicor's significant accounting policies:

FISCAL YEAR

     Xicor's fiscal year ends on the Sunday nearest December 31. For purposes of financial statement presentation, each fiscal year is deemed to have ended on December 31. Fiscal years 1999 and 1997 each consisted of 52 weeks; 1998 consisted of 53 weeks.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Xicor and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents and short-term investments consist principally of United States Government Treasury Bills and certificates of deposit. Highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents. All investments are classified as "held-to-maturity securities" and are valued at amortized cost, which approximates fair market value.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject Xicor to concentrations of credit risk consist principally of cash equivalents and short-term investments and accounts receivable. Xicor invests primarily in United States Government Treasury Bills and certificates of deposit and places its investments with high-credit-quality financial institutions. Xicor's accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States, Europe and the Far East. Xicor performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

                                  XICOR, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Xicor measures its financial assets and liabilities in accordance with generally accepted accounting principles. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term obligations also approximate fair value.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis for raw materials and supplies, and a standard cost basis (which approximates first-in, first-out) for work in process and finished goods.

PROPERTY AND EQUIPMENT

     Depreciation for financial reporting purposes is computed using the straight-line method and the assets' estimated useful lives, principally five years. Amortization of leasehold improvements is computed over the shorter of the remaining terms of the leases or the estimated useful lives of the improvements. Construction in progress consists of leasehold improvements not completed and equipment received but not yet placed in service. Xicor reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

REVENUE RECOGNITION

     Certain of Xicor's sales are made to distributors under agreements allowing rights of return and price protection on unsold merchandise. Because of frequent sales price reductions and rapid technological obsolescence in the industry, Xicor defers recognition of such sales until the distributors sell the merchandise. Amounts billed to the distributors are included as accounts receivable and the related gross profit is deferred and reflected as a current liability until the merchandise is sold by the distributors. Revenue from all other product sales is recognized upon shipment.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding.

     The same net income (loss) amounts were used for Basic Earnings Per Share
(EPS) and Diluted EPS for the three years ended December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, the number of shares used in the calculations of both EPS amounts were the same since stock options aggregating 3,259,000 at a weighted average price of $3.02 per share, 2,576,000 at a weighted average price of $2.36 per share and 1,999,000 at a weighted average price of $5.16 per share, respectively, were excluded as they were antidilutive.

ACCOUNTING FOR STOCK OPTIONS

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", Xicor applies Accounting Principles Board Opinion No. 25 for purposes of accounting for employee stock options. Because the exercise prices of Xicor's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized in the financial statements. Xicor provides additional pro forma disclosures as required under SFAS 123 in Note 6.

                                  XICOR, INC.

SEGMENT REPORTING

     In 1998, Xicor adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "Industry Segment" approach with the "Management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Xicor's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. Xicor operates in one industry segment comprising the design, development, manufacture and sale of integrated circuits.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. We believe that adoption of this pronouncement will not have a material impact on our financial position and results of operations. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. We believe that adopting SAB 101 will not have a material impact on our financial position and results of operations.

NOTE 2 -- RESTRUCTURING

     During 1998 Xicor began to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Accordingly, Xicor recorded $5 million in restructuring charges in 1998, consisting of $2.4 million of equipment write-offs associated with equipment not in service due to the shifting of activity to outside contractors and $2.6 million for severance costs relating to a 38% reduction in workforce primarily in manufacturing and related support groups and to a lesser extent in the selling, administrative and engineering functions. Equipment with a net book value of $2.8 million was written down to its estimated net realizable value of $0.4 million.

     Throughout 1999, products manufactured by the outside foundry comprised an increasing proportion of Xicor's production and during the fourth quarter of 1999, two other foundries successfully produced initial wafers based on specifications provided by Xicor. Since Xicor now had multiple third-party locations able to produce its products, at significantly lower unit costs than the Milpitas in-house facility, Xicor decided to close its Milpitas in-house wafer fabrication facility and use third party foundries for all of Xicor's wafer fabrication production. The decision to close the Milpitas facility was approved by Xicor's Board of Directors in December 1999 and the production at the Milpitas facility is expected to cease by mid-2000.

     The decision to close the Milpitas facility and the streamlining of operations resulted in the recording of a restructuring charge of $23.7 million. The restructuring charge relating to the write down of the carrying value of Xicor's fabrication equipment to its estimated fair value less costs to sell was $16.3 million. The cost and accumulated depreciation of fabrication equipment prior to the write down was $89.1 million and $71.2 million, respectively. The fair value of the fabrication equipment, based on third party estimates of fair value less costs to sell, was estimated to be $1.6 million and has been recorded as "other assets". Xicor is currently pursuing the sale of the Milpitas manufacturing operations and at this time believes the most likely outcome would be a piecemeal sale of the equipment. Given the current conditions in the used semiconductor

                                  XICOR, INC.

equipment market, Xicor is unable to predict the time needed to dispose of the equipment held for sale. Severance costs of $1.5 million were accrued during the year ended December 31, 1999. Costs associated with the closure of the fab totaling $3.6 million have been accrued. Fab closure costs include decommissioning and clean up costs, environmental closure costs and equipment decontamination and removal costs. The restructuring charge also includes a charge for idle facilities of $0.8 million and equipment lease costs of $1.5 million. Severance costs of $2.4 million are accrued at December 31, 1999 for planned reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups. A substantial proportion of the reductions are planned to occur primarily in the second half of 2000.

     The following table sets forth Xicor's activity for the restructuring accrual and charges taken against the accrual and the remaining restructuring accrual balance at December 31, 1999:

                                                                 RESTRUCTURING ACCRUAL
                                                  ---------------------------------------------------
                                                                      YEAR ENDED
                                                                   DECEMBER 31, 1999
                                                  DECEMBER 31,    -------------------    DECEMBER 31,
                                                      1998        EXPENSE    UTILIZED        1999
                                                  ------------    -------    --------    ------------
                                                                    (IN THOUSANDS)
Fab closure costs...............................     $   --       $3,555       $ --         $3,555
Employee severance and other....................      1,350        1,464        449          2,365
Equipment lease costs...........................         --        1,484          -          1,484
Idle facilities charge..........................         --          878         --            878
                                                     ------       ------       ----         ------
                                                     $1,350       $7,381       $449          8,282
                                                     ======       ======       ====
Less: long-term obligations.....................                                            (1,993)
                                                                                            ------
                                                                                            $6,289
                                                                                            ======

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
Inventories:
  Raw materials and supplies................................  $  1,061    $   1,450
  Work in process...........................................     7,419        7,036
  Finished goods............................................     4,523        4,284
                                                              --------    ---------
                                                              $ 13,003    $  12,770
                                                              ========    =========
Property, plant and equipment:
  Leasehold improvements....................................  $  2,582    $  17,674
  Equipment.................................................    42,485      124,371
  Furniture and fixtures....................................     1,343        1,881
  Construction in progress..................................     1,223        1,501
                                                              --------    ---------
                                                                47,633      145,427
  Accumulated depreciation..................................   (38,798)    (107,353)
                                                              --------    ---------
                                                              $  8,835    $  38,074
                                                              ========    =========
Accrued expenses:
  Accrued wages and employee benefits.......................  $  3,907    $   2,688
  Accrued restructuring liabilities.........................     6,289        1,350
  Other accrued expenses....................................     4,147        5,466
                                                              --------    ---------
                                                              $ 14,343    $   9,504
                                                              ========    =========

                                  XICOR, INC.

ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 1999 and 1998 are presented net of an allowance for doubtful accounts of $0.5 million.

NOTE 4 -- LEASE COMMITMENTS:

     Xicor leases its facilities and certain equipment under non-cancelable lease agreements. Xicor's major facility lease expires in 2010 and provides for a five-year renewal option. The base rental increases 3.25% annually. Equipment leases are for terms of four to six years and require Xicor to pay property taxes, insurance and maintenance and repair costs.

     Leases that meet certain specific criteria are considered capital leases and, accordingly, are accounted for as the acquisition of an asset and the incurrence of a liability. Upon expiration of the related lease, the then fully depreciated asset (and the related accumulated depreciation) is removed from the accounts. Assets recorded under capital leases were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Equipment...................................................  $ 4,435    $ 33,045
Less: accumulated depreciation..............................   (2,465)    (13,933)
                                                              -------    --------
                                                              $ 1,970    $ 19,112
                                                              =======    ========

     Minimum future lease payments under non-cancelable leases as of December 31, 1999 including $1,993,000 of future payments related to idle equipment and facilities were as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
Years:                                                           (IN THOUSANDS)
2000........................................................  $ 6,199     $ 2,750
2001........................................................    5,423       1,284
2002........................................................    3,718       1,300
2003........................................................    1,438       1,283
2004........................................................       --       1,305
2005 - 2010.................................................       --       7,191
                                                              -------     -------
Total minimum lease payments................................   16,778     $15,113
                                                                          =======
Less amount representing interest...........................   (1,622)
                                                              -------
Present value of minimum lease payments.....................   15,156
Less current portion........................................   (5,362)
                                                              -------
Long-term lease obligation..................................  $ 9,794
                                                              =======

     Total rental expense under operating leases was as follows (including month-to-month rentals): 1999 -- $4.6 million, 1998 -- $4.7 million,
1997 -- $4.5 million.

NOTE 5 -- LINE OF CREDIT AGREEMENT:

     Xicor has a line of credit agreement with a financial institution that expires on March 31, 2001 and provides for borrowings of up to 80% of eligible accounts receivable, not to exceed $7.5 million. Interest is charged at the prime lending rate plus 2%, with a minimum rate of 8%, and is payable monthly. This credit facility is secured by all the assets of Xicor. The agreement contains restrictions that, among other things,

                                  XICOR, INC.

preclude the payment of dividends, stock repurchases and the sale of assets other than in the normal course of business. At December 31, 1999, there were no borrowings outstanding under this line of credit and $1.7 million of the line of credit was reserved to secure a standby letter of credit.

NOTE 6 -- COMMON STOCK:

OPTION PLANS

     Xicor has two stock option plans for its employees, the 1990 Plan and the 1998 Plan that excludes officers of the company. The 1995 Director Option Plan provides for an initial grant of 20,000 options to each of the Company's directors and automatic annual grants of 5,000 options thereafter. The total number of shares of common stock authorized for issuance under the 1990 Employee Plan, the 1998 Employee Plan and the 1995 Director Plan are 3,450,000, 1,250,000 and 200,000, respectively.

     Options under all plans generally are exercisable in 25% annual increments and expire no later than ten years from date of grant. All outstanding options were granted at 100% of the fair market value of the stock at the date of grant. The following table summarizes the option activity under all plans.

                                                                             AVERAGE
                                                                NUMBER     OPTION PRICE
                                                              OF SHARES     PER SHARE
                                                              ----------   ------------
                                                                 (IN
                                                              THOUSANDS)
Outstanding at December 31, 1996............................     1,953        $4.61
Granted.....................................................       463         6.80
Exercised...................................................      (219)        3.12
Canceled....................................................      (198)        5.82
                                                                ------
Outstanding at December 31, 1997............................     1,999         5.16
Granted.....................................................     2,203         2.31
Exercised...................................................       (42)        1.28
Canceled....................................................    (1,584)        5.86
                                                                ------
Outstanding at December 31, 1998............................     2,576         2.36
Granted.....................................................     1,488         3.85
Exercised...................................................      (310)        1.90
Canceled....................................................      (495)        2.79
                                                                ------
Outstanding at December 31, 1999............................     3,259         3.02
                                                                ======

     In February 1998, substantially all outstanding options held by employees under the 1990 Plan with a share price in excess of $2.75 per share were repriced to $2.75 per share, the fair market value as of the date of the repricing. A total of 1,217,950 options were repriced and are included in the grant and cancellation activity for 1998.

     The number of stock options available for grant were 681,500 at December 31, 1999; 426,400 at December 31, 1998; and 827,000 at December 31, 1997. At
December 31, 1999, 3,940,125 shares of common

                                  XICOR, INC.

stock were reserved for issuance upon exercise of stock options. Options outstanding at December 31, 1999 and related weighted average price and life information follows:

                      OPTIONS OUTSTANDING
   RANGE OF     --------------------------------   OPTIONS EXERCISABLE
   EXERCISE                          REMAINING     --------------------
    PRICES       SHARES     PRICE   LIFE (YEARS)     SHARES      PRICE
--------------  ---------   -----   ------------   ----------   -------
$0.69 - $ 0.78..   164,000  $0.78       8.6           43,000    $ 0.77
$1.09 - $ 1.62.. 1,015,000  $1.49       8.3          174,000    $ 1.41
$1.87 - $ 2.75.. 1,175,000  $2.66       6.5          777,000    $ 2.65
$3.44 - $ 3.81..   264,000  $3.74       8.7           50,000    $ 3.44
$5.44 - $ 7.50..   558,000  $5.90       9.7            7,000    $ 5.44
$9.00 - $11.50..    83,000  $9.48       9.3           11,000    $11.50
                ---------   -----       ---        ---------    ------
$0.69 - $11.50.. 3,259,000  $3.02       8.0        1,062,000    $ 2.52
                =========   =====       ===        =========    ======

     The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average grant date fair value of options granted was $2.16, $0.79, and $3.59 for the three years ended December 31, 1999. The estimated stock-based compensation cost calculated using the assumptions indicated totaled $954,000 in 1999; $2,103,000 in 1998; and $1,364,000 in 1997.

     The following weighted average assumptions are included in the estimated fair value grant date calculation of Xicor's stock options:

                                                     1999     1998     1997
                                                     -----    -----    -----
Expected life (years)..............................    5        5        5
Interest rate......................................  5.71%    5.31%    5.99%
Volatility.........................................   78%      70%      70%
Dividend yield.....................................   0%       0%       0%

STOCK PURCHASE PLAN

     In 1998, Xicor implemented an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month Offering Periods composed of four 6-month Purchase Periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of a two-year Offering Period or at the last day of each 6-month Purchase Period. Purchases are limited to the lesser of 10% of the employee's compensation or $25,000 per year and may not exceed 500 shares during each 6-month Offering Period. At December 31, 1999, 486,000 shares had been reserved for issuance under the ESPP. During 1999, 106,000 shares were issued under the ESPP.

     The fair value of purchase rights granted under the ESPP at grant date was estimated using the Black-Scholes model. The weighted average grant date fair value of purchase rights granted under the ESPP during the year ended December 31, 1999 was $52,000.

     The following weighted average assumptions are included in the estimated fair value grant date calculation of Xicor's ESPP:

                                                       1999
                                                       -----
Expected life (years)................................   0.5
Interest rate........................................  4.54%
Volatility...........................................   78%
Dividend yield.......................................   0%

                                  XICOR, INC.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

     The pro forma net income (loss) resulting from the increased compensation costs for awards granted under the stock option and employee stock purchase plans was ($27,935,000) or ($1.37) per share in 1999; ($31,634,000) or ($1.64)
per share in 1998; and ($3,895,000) or $(0.21) per share in 1997.

ISSUANCE OF SHARES TO PRIVATE INVESTOR

     In November 1998 Xicor and Advanced Technology Materials, Inc. (ATMI) entered into a strategic alliance focused on integrated circuit (IC) sales into smart card applications. ATMI, through its Emosyn division, has the right to become Xicor's exclusive sales channel for Xicor secure memory IC products in chip or module form to customers for use in smart card applications. Xicor will continue to sell these products worldwide to all customer applications other than smart cards. Additionally, Xicor and Emosyn will jointly define future IC products suitable for the smart card industry, to be manufactured by Xicor and sold by Emosyn. As part of this agreement, ATMI purchased from Xicor 1,000,000 unregistered shares of Xicor common stock at $4.00 per share, for which it has certain registration rights. Also, after achieving agreed upon goals, but not before the end of Year 2001, ATMI may purchase the rights to Xicor's Security IC product line for use only in smart card applications. The purchase price will be determined by an agreed upon formula. Following the purchase, Xicor will continue to supply such chips to Emosyn, and will also continue to sell its security products using its distribution channels to all applications other than smart cards. For the year ended December 31, 1999 sales to Emosyn were less than one percent of sales.

NOTE 7 -- EMPLOYEE INCENTIVE CASH BONUS PROFIT SHARING PROGRAM:

     Xicor has an Employee Incentive Cash Bonus Profit Sharing Program (the "Program"). Under the Program, twice a year (two profit sharing periods) 5% to 15% of Xicor's consolidated operating income, excluding certain non-product sales and restructuring charges and credits, is distributed to employees. The exact percentage to be distributed is determined by a Committee of the Board of Directors. Profit sharing bonuses relating to 1999 and 1997 totaled $0.2 million and $0.3 million, respectively. No profit sharing bonuses were paid relating to 1998.

NOTE 8 -- INCOME TAXES:

     The income tax provision consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                         1999     1998     1997
                                                         -----    -----    -----
                                                             (IN THOUSANDS)
Federal................................................   $--      $--     $ 45
State..................................................    --       --       25
Foreign................................................    --       --      150
                                                          ---      ---     ----
                                                          $--      $--     $220
                                                          ===      ===     ====

     The reconciliation between the amount computed by applying the U.S. Federal statutory rate and the reported tax expense is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1999     1998     1997
                                                      -----    -----    -----
Federal statutory rate..............................  (35.0)%  (35.0)%  (35.0)%
Operating losses with no current benefit............   35.0     35.0     35.0
Foreign, alternative minimum and other taxes........     --       --      9.5
                                                      -----    -----    -----
                                                        0.0%     0.0%     9.5%
                                                      =====    =====    =====

                                  XICOR, INC.

     Deferred tax assets (liabilities) are comprised of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Federal and state loss and credit carryforwards......  $ 27,189    $ 26,894
  Capitalized research and development.................     6,084       4,778
  Inventory reserves and basis difference..............     5,869       6,577
  Deferred income on shipments to distributors.........     3,119         873
  Restructuring........................................    10,088       1,460
  Depreciation.........................................     3,174       3,293
  Other................................................     1,943       3,076
                                                         --------    --------
                                                           57,466      46,951
Deferred tax liabilities...............................    (2,958)     (2,266)
Deferred tax assets valuation allowance................   (54,508)    (44,685)
                                                         --------    --------
Net deferred taxes.....................................  $     --    $     --
                                                         ========    ========

     The deferred tax assets valuation allowance is attributed to U.S. Federal and state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required.

     At December 31, 1999, Xicor had Federal tax net operating loss carryforwards and general business credit carryforwards of approximately $61 million and $2.1 million, respectively. These carryforwards expire in varying amounts from 2000 through 2014. The net operating loss carryforward includes approximately $7 million resulting from employee exercises of non-incentive stock options, the tax benefit of which, when realized, will be accounted for as an addition to common stock rather than as a reduction of the provision for income taxes. At December 31, 1999, Xicor also had California state tax net operating loss and credit carryforwards of approximately $4 million and $3.5 million, respectively. These carryforwards expire in varying amounts from 2002 to 2007. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

NOTE 9 -- CONTINGENCIES:

     In the normal course of business, Xicor receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, Xicor may seek to enter into or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any one point in time; however, management currently does not believe that such licenses or settlements will materially affect Xicor's financial position or results of operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Xicor, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Xicor, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP
------------------------------------------------------

PricewaterhouseCoopers LLP
San Jose, California
January 24, 2000

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

     The following table sets forth unaudited financial information for each quarterly reporting period in the fiscal years ended December 31, 1999 and 1998:

                                                                        1999
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      -------    -------    -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...........................................  $25,656    $28,751    $29,542    $30,938
Cost of sales.......................................   21,001     21,305     18,840     19,328
Research and development............................    3,559      3,683      3,581      3,737
Selling, general and administrative.................    5,262      5,553      5,864      5,681
Restructuring charge................................       --         --         --     23,719
Net income (loss)(2)................................   (4,397)    (1,993)     1,074    (21,613)
Net income (loss) per share:
  Basic.............................................    (0.22)     (0.10)      0.05      (1.05)
  Diluted...........................................    (0.22)     (0.10)      0.05      (1.05)
Shares used in per share calculations:
  Basic.............................................   20,173     20,257     20,364     20,500
  Diluted...........................................   20,173     20,257     22,141     20,500

                                                                        1998
                                                     ------------------------------------------
                                                      FIRST     SECOND      THIRD     FOURTH(1)
                                                     -------    -------    -------    ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..........................................  $27,746    $26,787    $24,695     $26,919
Cost of sales......................................   19,892     25,521     21,479      22,952
Research and development...........................    4,566      4,628      4,304       3,931
Selling, general and administrative................    5,498      5,620      5,448       6,068
Restructuring charge...............................       --         --      1,267       3,718
Net income (loss)(2)...............................   (2,354)    (9,184)    (8,038)     (9,955)
Net income (loss) per share:
  Basic............................................    (0.12)     (0.48)     (0.42)      (0.51)
  Diluted..........................................    (0.12)     (0.48)     (0.42)      (0.51)
Shares used in per share calculations:
  Basic............................................   19,095     19,108     19,123      19,689
  Diluted..........................................   19,095     19,108     19,123      19,689

---------------
(1) All quarters consist of 13 weeks except for the fourth quarter of 1998 which consists of 14 weeks.

(2) See Management's Discussion and Analysis of Financial Condition and Results of Operations for factors contributing to the losses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning Xicor's directors and executive officers required by this Item is incorporated by reference to the information contained in the sections captioned "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Xicor's Proxy Statement.

     The information concerning Xicor's executive officers required by this Item is included in Part I hereof under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Executive Compensation" in Xicor's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in Xicor's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the information contained in the section captioned "Election of Directors" in Xicor's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(1)  FINANCIAL STATEMENTS.                                             PAGE
                                                                    -------
     Consolidated Balance Sheets as of December 31, 1999 and
     1998........................................................        22
     Consolidated Statements of Operations for each of the three
     years in the period ended December 31, 1999.................        23
     Consolidated Statements of Shareholders' Equity for each of
     the three years in the period ended December 31, 1999.......        24
     Consolidated Statements of Cash Flows for each of the three
     years in the period ended December 31, 1999.................        25
     Notes to Consolidated Financial Statements..................   26 - 34
     Report of Independent Accountants...........................        35

(2) FINANCIAL STATEMENT SCHEDULES.

     All schedules have been omitted since the required information is not applicable, not significant or because the information required is included in the consolidated financial statements or notes thereto.

(3) EXHIBITS. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 10th day of March 2000.

                                        XICOR, INC.
                                        Registrant

                                        By         /s/ RAPHAEL KLEIN
                                          --------------------------------------
                                                      Raphael Klein
                                             Chairman of the Board and Chief
                                                     Executive Officer
                                              (Principal Executive Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ RAPHAEL KLEIN                    Chairman of the Board and Chief  March 10, 2000
-----------------------------------------------------         Executive Officer
                   (Raphael Klein)                      (Principal Executive Officer)

                   /s/ BRUCE GRAY                        President, Chief Operating     March 10, 2000
-----------------------------------------------------       Officer and Director
                    (Bruce Gray)

                  /s/ JULIUS BLANK                                Director              March 10, 2000
-----------------------------------------------------
                   (Julius Blank)

                 /s/ ANDREW W. ELDER                              Director              March 10, 2000
-----------------------------------------------------
                  (Andrew W. Elder)

                /s/ GEOFFREY WINKLER                              Director              March 10, 2000
-----------------------------------------------------
                 (Geoffrey Winkler)

               /s/ GERALDINE N. HENCH                    Vice President, Finance and    March 10, 2000
-----------------------------------------------------      Chief Financial Officer
                (Geraldine N. Hench)                    (Principal Financial Officer
                                                          and Principal Accounting
                                                                  Officer)

                                  XICOR, INC.

                               INDEX TO EXHIBITS
                                  ITEM 14(A)3.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Amended and Restated Articles of Incorporation dated
           December 9, 1987 filed as Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by
           reference.
 3.2       By-laws, as amended to date, filed as Exhibit 3.2 with Form
           10-K for the year ended December 31, 1987, is hereby
           incorporated by reference.
 3.2A      Certificate of Amendment of By-Laws effective as of January
           28, 1998 filed as Exhibit 3.2A with Form 10-K for the year ended December 31, 1998, is hereby incorporated by
           reference.
 3.2B      Certificate of Amendment of By-Laws effective as of June 4,
           1999 is filed herewith as Exhibit 3.2B.
10.1       Xicor, Inc. 1990 Incentive and Non-incentive Stock Option
           Plan (As Amended and Restated March 15, 1999) filed as
           Exhibit 4.2 with Form S-8 Registration Statement Number
           333-83563 on July 23, 1999, is hereby incorporated by
           reference.
10.2       Lease dated July 2, 1980, Exhibit 13-E of the Exhibits filed with Form S-1 Registration Statement, File No. 2-69109, is hereby incorporated by reference.
10.2A      Amendment to lease dated July 2, 1980 filed as Exhibit 10.2A with Form 10-K for the year ended December 31, 1990, is
           hereby incorporated by reference.
10.3       Lease dated November 23, 1983, Exhibit 1 of the Exhibits
           filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
10.3A      Amendment to lease dated November 23, 1983 filed as Exhibit
           10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
10.3B      Amendment to lease dated November 23, 1983 is filed herewith as Exhibit 10.3B.
10.4       Lease dated February 15, 1984, Exhibit 10(v) of the Exhibits filed with Form 10-K for the year ended December 31, 1984, is hereby incorporated by reference.
10.4A      Amendment to lease dated February 15, 1984 filed as Exhibit
           10.4A with Form 10-K for the year ended December 31, 1994, is herein incorporated by reference.
10.6       Form of Indemnification Agreement entered into between
           Xicor, Inc. and each of its Officers and Directors filed as
           Exhibit 10.6A with Form 10-Q for the quarterly period ended
           June 30, 1996, is hereby incorporated by reference.
10.7       Lingsen-Xicor Dedicated Production Agreement dated September
           21, 1988 as amended on March 11, 1989, April 14, 1989 and
           September 8, 1989 filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
10.8       Loan and Security Agreement dated March 10, 1993 with
           CoastFed Business Credit Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1992, is
           hereby incorporated by reference.
10.8A      Fourth Amendment to Loan Documents and Letter of Credit
           Collateral Agreement filed as Exhibit 10.8A with Form 10-Q for the quarterly period ended July 4, 1999, is hereby
           incorporated by reference.
10.9       Xicor, Inc. 1995 Director Option Plan filed as Exhibit 10.9 with Form 10-K for the year ended December 31, 1995, is
           hereby incorporated by reference.
10.10 *    Xicor-Yamaha Semiconductor Manufacturing Foundry Agreement
           dated February 6, 1997 as filed as Exhibit 10.10 with Form
           10-K for the year ended December 31, 1998, is hereby
           incorporated by reference.
10.11      Xicor, Inc. 1998 Employee Stock Purchase Plan as filed as
           Exhibit 10.11 with Form 10-K for the year ended December 31,
           1998 is hereby incorporated by reference.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.12      Xicor, Inc. 1998 Nonstatutory Stock Option Plan as filed as
           Exhibit 10.12 with Form 10-K for the year ended December 31,
           1998 is hereby incorporated by reference.
10.13 **   Foundry Agreement by and between Xicor, Inc. and Zentrum
           Mikroelektronic Dresden GmbH dated April 8, 1999 is filed
           herewith as Exhibit 10.13.
10.14 **   Xicor - Sanyo Semiconductor Manufacturing Foundry Agreement
           dated May 1, 1999 is filed herewith as Exhibit 10.14
21.        List of Subsidiaries.
23.        Consent of PricewaterhouseCoopers LLP.
24.        Powers of Attorney (included on the signature pages hereof).
27.        Financial Data Schedule.

---------------
* Confidential treatment has been granted as to certain portions of this Exhibit.

** Confidential treatment of certain portions has been requested.