Form 10-Q
period 2000-04-02
XICOR INC
filed 2000-05-17
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

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


                  NUMBER OF SHARES OUTSTANDING AT APRIL 2, 2000
                                   21,110,735

                                   XICOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED APRIL 2, 2000



                                      INDEX




                                                                                              PAGE
                                                                                              ----
PART I:       FINANCIAL INFORMATION

              ITEM 1.   FINANCIAL STATEMENTS

                        Consolidated Balance Sheets at April 2, 2000                             1
                        and December 31, 1999

                        Consolidated Statements of Operations for the three                      2
                        months ended April 2, 2000 and April 4, 1999

                        Consolidated Statements of Cash Flows for the three                      3
                        months ended April 2, 2000 and April 4, 1999

                        Notes to Consolidated Financial Information                              4

              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                        5
                        CONDITION AND RESULTS OF OPERATIONS


PART II:      OTHER INFORMATION

              ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                        18

SIGNATURES                                                                                      18



                                       -I-

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                               April 2,             December 31,
                                                                 2000                   1999
                                                            -------------           -------------
                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                               $  25,779,000           $  22,233,000
    Accounts receivable                                        12,008,000               8,508,000
    Inventories                                                11,058,000              13,003,000
    Prepaid expenses and other current assets                     445,000                 380,000
                                                            -------------           -------------
               Total current assets                            49,290,000              44,124,000

Property, plant and equipment,
    at cost less accumulated depreciation                       8,726,000               8,835,000
Other assets                                                    1,835,000               1,835,000
                                                            -------------           -------------
                                                            $  59,851,000           $  54,794,000
                                                            =============           =============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $   9,569,000           $   8,018,000
    Accrued expenses                                           14,086,000              14,343,000
    Deferred income on shipments to distributors               13,426,000              12,828,000
    Current portion of long-term obligations                    5,277,000               5,362,000
                                                            -------------           -------------
               Total current liabilities                       42,358,000              40,551,000
                                                            -------------           -------------

Long-term obligations                                           8,509,000               9,794,000
                                                            -------------           -------------

Shareholders' equity:
    Preferred stock; 5,000,000 shares authorized                       --                      --
    Common stock; 75,000,000 shares authorized;
      21,110,735 and 20,595,261 shares outstanding            130,517,000             129,005,000
    Accumulated deficit                                      (121,533,000)           (124,556,000)
                                                            -------------           -------------
                                                                8,984,000               4,449,000
                                                            -------------           -------------
                                                            $  59,851,000           $  54,794,000
                                                            =============           =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                ------------------------------------
                                                April 2, 2000          April 4, 1999
                                                -------------          -------------
Net sales                                        $ 32,145,000           $ 25,656,000
Cost of sales                                      18,546,000             21,001,000
                                                 ------------           ------------
    Gross profit                                   13,599,000              4,655,000
                                                 ------------           ------------

Operating expenses:
    Research and development                        4,074,000              3,559,000
    Selling, general and administrative             6,395,000              5,262,000
                                                 ------------           ------------
                                                   10,469,000              8,821,000
                                                 ------------           ------------

Income (loss) from operations                       3,130,000             (4,166,000)
Interest expense                                     (265,000)              (392,000)
Interest income                                       317,000                161,000
                                                 ------------           ------------

Income (loss) before income taxes                   3,182,000             (4,397,000)
Provision for income taxes                            159,000                     --
                                                 ------------           ------------

Net income (loss)                                $  3,023,000           $ (4,397,000)
                                                 ============           ============

Net income (loss) per common share:
    Basic                                        $       0.14           $      (0.22)
                                                 ============           ============
    Diluted                                      $       0.13           $      (0.22)
                                                 ============           ============

Shares used in per share calculations:
    Basic                                          20,894,000             20,173,000
                                                 ============           ============
    Diluted                                        23,306,000             20,173,000
                                                 ============           ============



          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               Three Months Ended
                                                                      ------------------------------------
                                                                      April 2, 2000           April 4, 1999
                                                                      -------------           ------------
Cash flows from operating activities:
  Net income (loss)                                                    $  3,023,000           $ (4,397,000)
  Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
      Depreciation                                                          991,000              3,340,000
      Changes in assets and liabilities:
          Accounts receivable                                            (3,500,000)              (548,000)
          Inventories                                                     1,945,000              1,576,000
          Prepaid expenses and other current assets                         (65,000)               177,000
          Other assets                                                           --                 (2,000)
          Accounts payable and accrued expenses                           1,294,000             (1,246,000)
          Deferred income on shipments to distributors                      598,000                167,000
                                                                       ------------           ------------
Net cash provided by (used in) operating activities                       4,286,000               (933,000)
                                                                       ------------           ------------

Cash flows from investing activities:
  Investments in plant and equipment, net                                  (882,000)              (331,000)
                                                                       ------------           ------------
Net cash used in investing activities                                      (882,000)              (331,000)
                                                                       ------------           ------------

Cash flows from financing activities:
  Repayments of long-term obligations                                    (1,370,000)            (1,752,000)
  Net proceeds from sale of common stock                                  1,512,000                 96,000
                                                                       ------------           ------------
Net cash provided by (used in) financing activities                         142,000             (1,656,000)
                                                                       ------------           ------------

Increase (decrease) in cash and cash equivalents                          3,546,000             (2,920,000)
Cash and cash equivalents at beginning of year                           22,233,000             17,881,000
                                                                       ------------           ------------
Cash and cash equivalents at end of period                             $ 25,779,000           $ 14,961,000
                                                                       ============           ============

Supplemental information:
Cash paid during the year for:
  Interest expense                                                     $    263,000           $    397,000
  Income taxes                                                               31,000                  5,000


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                   (Unaudited)



NOTE 1 - THE COMPANY:

        In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with Xicor's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 - NET INCOME (LOSS) PER SHARE:

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 2,324,425 shares of common stock were outstanding at April 4, 1999, but were excluded from the earnings per share (EPS) computation for the three months ended April 4, 1999 as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

        The net income (loss) for the periods reported also approximated the comprehensive net income (loss) for such periods.

NOTE 4 - BALANCE SHEET COMPONENTS:



                                                   April 2,             December 31,
                                                     2000                  1999
                                                 ------------           ------------
Inventories:
    Raw materials and supplies                   $    811,000           $  1,061,000
    Work in process                                 5,732,000              7,419,000
    Finished goods                                  4,515,000              4,523,000
                                                 ------------           ------------
                                                 $ 11,058,000           $ 13,003,000
                                                 ============           ============
Property, plant and equipment:
    Leasehold improvements                       $  2,582,000           $  2,582,000
    Equipment                                      42,910,000             42,485,000
    Furniture and fixtures                          1,343,000              1,343,000
    Construction in progress                        1,524,000              1,223,000
                                                 ------------           ------------
                                                   48,359,000             47,633,000
    Accumulated depreciation                      (39,633,000)           (38,798,000)
                                                 ------------           ------------
                                                 $  8,726,000           $  8,835,000
                                                 ============           ============
Accrued expenses:
    Accrued wages and employee benefits          $  3,694,000           $  3,907,000
    Accrued restructuring liabilities               6,249,000              6,289,000
    Other accrued expenses                          4,143,000              4,147,000
                                                 ------------           ------------
                                                 $ 14,086,000           $ 14,343,000
                                                 ============           ============

Accounts receivable:

        Accounts receivable at April 2, 2000 and December 31, 1999 are presented net of an allowance for doubtful accounts of $500,000.

Accrued restructuring costs:

        During 1998 Xicor began to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Throughout 1999, products manufactured by the outside foundry comprised an increasing proportion of Xicor's production and during the fourth quarter of 1999, two other foundries successfully produced initial wafers based on specifications provided by Xicor. Since Xicor now had multiple third-party locations able to produce its products, at significantly lower unit costs than the Milpitas in-house facility, Xicor decided to close its Milpitas in-house wafer fabrication facility and use third party foundries for all of Xicor's wafer fabrication production. The decision to close the Milpitas facility was approved by Xicor's Board of Directors in December 1999 and the production at the Milpitas facility is expected to cease around the end of the summer of 2000. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, are planned to occur primarily in the second half of 2000. The following table sets forth charges taken against the accrual and the remaining restructuring accrual balance at April 2, 2000:


                                                                  Restructuring Accrual
                                      ----------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                     April 2, 2000
                                                            ---------------------------------
                                      December 31,                                                        April 2,
                                         1999                 Expense              Utilized                2000
                                      -----------           -----------           -----------          -----------
Fab closure costs                     $ 3,555,000           $        --           $        --          $ 3,555,000
Employee severance and other            2,365,000                    --                40,000            2,325,000
Equipment lease costs                   1,484,000                    --                    --            1,484,000
Idle facilities charge                    878,000                    --                    --              878,000
                                      -----------           -----------           -----------          -----------
                                        8,282,000           $        --           $    40,000            8,242,000
                                                            ===========           ===========
Less:  long-term obligations           (1,993,000)                                                      (1,993,000)
                                      ===========                                                      ===========
                                      $ 6,289,000                                                      $ 6,249,000
                                      ===========                                                      ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended April 2, 2000 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the three months ended April 2, 2000 increased 25% compared to the comparable prior year quarter primarily due to increased unit shipments and higher average selling prices. Sales of mixed signal products grew from approximately 25% of sales in the first quarter of 1999 to 29% of sales in the first quarter of 2000. Based on revenues to date in the second quarter combined with an analysis of recent bookings, sales for the second quarter of 2000 are currently projected to be flat or lower than during the first quarter of 2000.

        Gross profit as a percentage of sales improved from 18% in the first quarter of 1999 to 42% in the first quarter of 2000. The gross profit percentage improved each quarter in 1999 primarily due to product mix, more stable average selling prices and a reduction in the overall average cost of products shipped due to increased outsourcing and cost reductions at Xicor's in-house manufacturing operations. Reduced depreciation expense due to the planned closure of the Milpitas in-house wafer fabrication plant was the primary cause of the sequential gross profit percentage improvement from 38% in the fourth quarter of 1999 to 42% in the first quarter of 2000.

        Research and development expenses were 13% of sales in the three months ended April 2, 2000 compared to 14% in the comparable prior year quarter. Research and development expenses decreased as a percentage of sales primarily due to higher sales. Research and development activities entail a high degree of complexity of design and manufacturing process technology and consequently more funds are expected to be invested in research and development in 2000 than were invested in 1999.

        Selling, general and administrative expenses were 20% of sales for the three months ended April 2, 2000 compared to 21% for the comparable prior year quarter. Selling, general and administrative expenses declined as a percentage of sales in 2000 primarily due to higher sales. In absolute dollars selling, general and administrative expenses increased in the first quarter of 2000 compared to the first quarter of 1999 primarily due to higher commission expense resulting from the significantly increased sales and to intensified sales and marketing activities.

        Interest expense decreased in the three months ended April 2, 2000 compared to the comparable 1999 quarter due to normal principal payments of outstanding lease debt.

        Interest income increased in the three months ended April 2, 2000 compared to the comparable prior year quarter due to an increase in the average balance invested caused primarily by funds generated from operating activities and employee stock plans in 1999 and the first quarter of 2000 and, to a lesser extent, due to higher interest rates.

        The provision for income taxes for the first quarter of 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 1999 due to the net loss. Net deferred tax assets of $54.5 million at December 31, 1999 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended April 2, 2000, Xicor generated $4.3 million of cash from operating activities and $1.5 million from employee stock plans. Xicor used $1.4 million to repay long-term obligations and $0.9 million for equipment purchases.

        During 2000 Xicor expects to use cash to fund costs associated with the planned closure of the wafer fabrication plant, to repay long-term obligations and purchase equipment and software. Capital expenditures for 2000 are currently planned at approximately $6 million and are primarily related to product design, information technology, product testing and leasehold improvements relating to the planned move of certain operations to a smaller facility. At April 2, 2000, Xicor had entered into commitments for equipment purchases aggregating less than $1 million.

        Xicor has a line of credit agreement with a financial institution that expires March 31, 2001, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At April 2, 2000, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. At April 2, 2000, $1.7 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Xicor's plan to cease production at its Milpitas in-house wafer fabrication facility around the end of the summer of 2000 with approximately 200 employees to be impacted by the planned reduction in workforce, the projection of flat or lower sales in the second quarter of 2000 compared to the first quarter of 2000, the projection that the second quarter of 2000 will be profitable but that the profitability will be below analyst expectations, the expectation of higher research and development expenses in 2000, the expected manufacturing challenge in the third quarter of 2000, and the expectation that sufficient cash, working capital, and credit will be available to support operations for the next twelve months, including costs associated with the planned closure of the wafer fabrication plant, repayment of long-term obligations and the purchase of equipment, software and leasehold improvements. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following;

general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor's ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Annual Report on Form 10-K for the year ended December 31,1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

FACTORS AFFECTING FUTURE RESULTS

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, AND AN UNANTICIPATED DECLINE IN REVENUE MAY DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK PRICE. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY BELIEVE ARE NOT MATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. WE RECENTLY ANNOUNCED THAT AFTER A REVIEW OF THE REVENUES FOR THE FIRST MONTH OF THE SECOND QUARTER ENDING JULY 2, 2000 COMBINED WITH AN ANALYSIS OF RECENT BOOKINGS, REVENUES FOR THE SECOND QUARTER OF 2000 WILL MOST LIKELY BE FLAT OR LOWER THAN DURING THE FIRST QUARTER OF 2000 AND ALTHOUGH WE EXPECT THE QUARTER TO BE PROFITABLE, THE PROFITABILITY WILL BE BELOW ANALYST EXPECTATIONS. FURTHER, THE BOOKINGS FOR THE THIRD QUARTER OF 2000 SHIPMENTS INCLUDE A LARGE QUANTITY OF LOW DENSITY SERIAL EEPROMS WHICH PRESENTS A MANUFACTURING CHALLENGE.

The level of revenues in any one quarter is impacted by orders received during that quarter for same quarter shipments as well as orders previously scheduled to ship in that quarter. Although total bookings have increased during the year, so far during the second quarter of 2000 the percentage of bookings for same quarter shipments has been lower than projected. In addition, two key customers recently requested us to delay our shipments to them.

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

-       market acceptance and subsequent design-in of new products;

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

We plan to outsource all of our manufacturing during the second half of 2000 with the exception of limited testing activities. During 1999, substantially all of our wafers were manufactured at our wafer fabrication plant in Milpitas, California or Yamaha Corporation in Japan. During 2000 we plan to close our wafer fabrication plant in Milpitas and ramp up manufacturing at two additional wafer foundries, Sanyo in Japan and ZMD in Germany. If these suppliers fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of sales and higher than anticipated costs of sales, any of which could seriously harm our operating results.

As Xicor shifts manufacturing of existing products to subcontractors, certain customers will requalify such products prior to accepting delivery. Delays in customer qualification schedules or lack of qualification of such products could result in the loss of sales which could seriously harm our operating results.

WE COULD EXPERIENCE PROBLEMS IN THE MANUFACTURING PROCESS AT OUR WAFER FABRICATION PLANT PRIOR TO CLOSURE WHICH WOULD IMPACT THE SUPPLY OF VARIOUS PRODUCTS, INCLUDING THOSE BUILT ON AN OLD PROCESS WHICH WILL NOT BE INSTALLED AT THE FOUNDRIES, WHICH WE PLAN TO MANUFACTURE AND CAUSE OUR SALES TO DECLINE
AND COSTS TO INCREASE.

Through the end of the summer of 2000, we plan to manufacture wafers at our wafer fabrication plant in Milpitas, California to produce sufficient inventory levels of certain products to prevent delays in meeting customer demands as the foundries ramp up the production of our products. Manufacturing problems during the final months of operations of the facility would reduce yields and increase costs. Due to the complex nature of the manufacturing process, some manufacturing problems may not be detected until the products are near completion. Significant yield loss could affect our ability to fulfill orders and result in reduced sales and gross margins.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICES OF OUR KEY DESIGN, ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, RECRUIT AND RETAIN PERSONNEL.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the development of our products. Competition is especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business. We are currently beginning the search process for an individual to fill the position of President and Chief Executive Officer. Our future success depends in part on filling this position.

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

OUR DEPENDENCE ON THIRD-PARTY SUBCONTRACTORS TO SORT, ASSEMBLE AND TEST OUR PRODUCTS AND SHIP OUR PRODUCTS TO CUSTOMERS SUBJECTS US TO A NUMBER OF RISKS, INCLUDING AN INADEQUATE SUPPLY OF PRODUCTS AND HIGHER COSTS OF MATERIALS.

We depend on independent subcontractors to sort, assemble and test our products and ship our products to customers. Our reliance on these subcontractors involves the following significant risks:

-       reduced control over delivery schedules and quality;

-       the potential lack of adequate capacity during periods of strong demand;

-       difficulties selecting and integrating new subcontractors;

-       limited warranties by subcontractors on products supplied to us; and

- potential increases in prices due to capacity shortages and other factors.

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

Due to the length of the product design-in cycle we usually require more than nine months to realize volume shipments after a customer first samples our product. We first work with customers to achieve a design win, which may take three months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        10.5    Lease dated March 24, 2000 is filed herewith as Exhibit 10.5

        27      Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended April 2, 2000.


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


Date:  May 15, 2000