Form 10-Q
period 2000-07-02
XICOR INC
filed 2000-08-14
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

                          Yes      [x]      No      [ ]

                  NUMBER OF SHARES OUTSTANDING AT July 2, 2000
                                   21,213,908

                                   XICOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 2, 2000



                                      INDEX


PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
          ITEM 1.   FINANCIAL STATEMENTS

                    Consolidated Balance Sheets at July 2, 2000
                    and December 31, 1999                                    1

                    Consolidated Statements of Operations for the three
                    and six months ended July 2, 2000 and July 4, 1999       2

                    Consolidated Statements of Cash Flows for the six
                    months ended July 2, 2000 and July 4, 1999               3

                    Notes to Consolidated Financial Information              4

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                      5


PART II:  OTHER INFORMATION

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     16

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                        17

SIGNATURES                                                                  18

PART I:   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         July 2,           December 31,
                                                          2000                1999
                                                      -------------       -------------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                           $  27,140,000       $  22,233,000
  Accounts receivable                                    11,275,000           8,508,000
  Inventories                                            13,322,000          13,003,000
  Prepaid expenses and other current assets                 261,000             380,000
                                                      -------------       -------------
        Total current assets                             51,998,000          44,124,000

Property, plant and equipment,
  at cost less accumulated depreciation                   9,650,000           8,835,000
Other assets                                              1,784,000           1,835,000
                                                      -------------       -------------
                                                      $  63,432,000       $  54,794,000
                                                      =============       =============


                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  11,923,000       $   8,018,000
  Accrued expenses                                       14,343,000          14,343,000
  Deferred income on shipments to distributors           12,841,000          12,828,000
  Current portion of long-term obligations                5,695,000           5,362,000
                                                      -------------       -------------
        Total current liabilities                        44,802,000          40,551,000

Long-term obligations                                     7,001,000           9,794,000
                                                      -------------       -------------
        Total liabilities                                51,803,000          50,345,000
                                                      -------------       -------------
Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                 --                  --
  Common stock; 75,000,000 shares authorized;
    21,213,908 and 20,595,261 shares outstanding        130,760,000         129,005,000
  Accumulated deficit                                  (119,131,000)       (124,556,000)
                                                      -------------       -------------
                                                         11,629,000           4,449,000
                                                      -------------       -------------
                                                      $  63,432,000       $  54,794,000
                                                      =============       =============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                      Six Months Ended
                                            -------------------------------       -------------------------------
                                            July 2, 2000       July 4, 1999       July 2, 2000       July 4, 1999
                                            ------------       ------------       ------------       ------------
Net sales                                   $ 30,121,000       $ 28,751,000       $ 62,266,000       $ 54,407,000
Cost of sales                                 17,413,000         21,305,000         35,959,000         42,306,000
                                            ------------       ------------       ------------       ------------
  Gross profit                                12,708,000          7,446,000         26,307,000         12,101,000
                                            ------------       ------------       ------------       ------------

Operating expenses:
  Research and development                     3,953,000          3,683,000          8,027,000          7,242,000
  Selling, general and administrative          6,556,000          5,553,000         12,951,000         10,815,000
  Restructuring credit                          (189,000)              --             (189,000)              --
                                            ------------       ------------       ------------       ------------
                                              10,320,000          9,236,000         20,789,000         18,057,000
                                            ------------       ------------       ------------       ------------

Income (loss) from operations                  2,388,000         (1,790,000)         5,518,000         (5,956,000)
Interest expense                                (242,000)          (359,000)          (507,000)          (751,000)
Interest income                                  373,000            156,000            690,000            317,000
                                            ------------       ------------       ------------       ------------

Income (loss) before income taxes              2,519,000         (1,993,000)         5,701,000         (6,390,000)
Provision for income taxes                       117,000               --              276,000               --
                                            ------------       ------------       ------------       ------------

Net income (loss)                           $  2,402,000       $ (1,993,000)      $  5,425,000       $ (6,390,000)
                                            ============       ============       ============       ============

Net income (loss) per common share:
  Basic                                     $       0.11       $      (0.10)      $       0.26       $      (0.32)
                                            ============       ============       ============       ============
  Diluted                                   $       0.10       $      (0.10)      $       0.23       $      (0.32)
                                            ============       ============       ============       ============

Shares used in per share calculations:
  Basic                                       21,172,000         20,257,000         21,033,000         20,215,000
                                            ============       ============       ============       ============
  Diluted                                     23,048,000         20,257,000         23,286,000         20,215,000
                                            ============       ============       ============       ============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                   -------------------------------
                                                                   July 2, 2000       July 4, 1999
                                                                   ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                $  5,425,000       $ (6,390,000)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation                                                    2,006,000          6,663,000
      Changes in assets and liabilities:
       Accounts receivable                                           (2,767,000)        (2,154,000)
       Inventories                                                     (319,000)         2,261,000
       Prepaid expenses and other current assets                        119,000            345,000
       Other assets                                                      51,000             (2,000)
       Accounts payable and accrued expenses                          3,905,000         (1,979,000)
       Deferred income on shipments to distributors                      13,000          1,601,000
                                                                   ------------       ------------
Net cash provided by operating activities                             8,433,000            345,000
                                                                   ------------       ------------

Cash flows from investing activities:
 Investments in plant and equipment, net                             (2,821,000)          (716,000)
                                                                   ------------       ------------
Net cash used in investing activities                                (2,821,000)          (716,000)
                                                                   ------------       ------------

Cash flows from financing activities:
 Repayments of long-term obligations                                 (2,460,000)        (3,809,000)
 Net proceeds from sale of common stock                               1,755,000            238,000
                                                                   ------------       ------------
Net cash used in financing activities                                  (705,000)        (3,571,000)
                                                                   ------------       ------------

Increase (decrease) in cash and cash equivalents                      4,907,000         (3,942,000)
Cash and cash equivalents at beginning of year                       22,233,000         17,881,000
                                                                   ------------       ------------
Cash and cash equivalents at end of period                         $ 27,140,000       $ 13,939,000
                                                                   ============       ============

Supplemental information:
Cash paid during the year for:
 Interest expense                                                  $    262,000       $    825,000
 Income taxes                                                           231,000             24,000

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

NOTE 2 - NET INCOME (LOSS) PER SHARE:

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Dilutive potential common shares consist of employee stock options. Options to purchase 2,778,525 shares of common stock were outstanding at July 4, 1999, but were excluded from the earnings per share
(EPS) computation for the three and six months ended July 4, 1999 as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

        The net income (loss) for the periods reported also approximated the comprehensive net income (loss) for such periods.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                              July 2,          December 31,
                                               2000               1999
                                           ------------       ------------
Inventories:
  Raw materials and supplies               $    751,000       $  1,061,000
  Work in process                             7,467,000          7,419,000
  Finished goods                              5,104,000          4,523,000
                                           ------------       ------------
                                           $ 13,322,000       $ 13,003,000
                                           ============       ============
Property, plant and equipment:
  Leasehold improvements                   $  2,765,000       $  2,582,000
  Equipment                                  41,986,000         42,485,000
  Furniture and fixtures                      1,343,000          1,343,000
  Construction in progress                    2,226,000          1,223,000
                                           ------------       ------------
                                             48,320,000         47,633,000
  Accumulated depreciation                  (38,670,000)       (38,798,000)
                                           ------------       ------------
                                           $  9,650,000       $  8,835,000
                                           ============       ============
Accrued expenses:
  Accrued wages and employee benefits      $  4,289,000       $  3,907,000
  Accrued restructuring liabilities           5,853,000          6,289,000
  Other accrued expenses                      4,201,000          4,147,000
                                           ------------       ------------
                                           $ 14,343,000       $ 14,343,000
                                           ============       ============

Accounts receivable:

        Accounts receivable at July 2, 2000 and December 31, 1999 are presented net of an allowance for doubtful accounts of $500,000.

Accrued restructuring costs:

        During 1998 Xicor began to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Throughout 1999, products manufactured by an outside foundry comprised an increasing proportion of Xicor's production and during the fourth quarter of 1999, two other foundries successfully produced initial wafers based on specifications provided by Xicor. Since Xicor had multiple third-party locations able to produce its products, at significantly lower unit costs than the Milpitas in-house facility, Xicor decided to close its Milpitas in-house wafer fabrication facility and use third party foundries for all of Xicor's wafer fabrication production. The decision to close the Milpitas facility was approved by Xicor's Board of Directors in December 1999. In the third quarter of 2000 Xicor entered into a Letter of Intent to sell its Milpitas wafer fabrication fixed assets and inventory to Teamasia Semiconductor (USA, Inc.) ("Teamasia") for a purchase price of approximately $10 million. Closing of the sale and commencement of foundry operations by Teamasia is expected to occur during the third quarter of 2000, and is subject to the completion of a definitive agreement and other related agreements, including a foundry agreement to supply wafers to Xicor. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, are planned to occur primarily in the second half of 2000. The following table sets forth activities against the accrual and the remaining restructuring accrual balance at July 2, 2000:

                                                          Restructuring Accrual
                                  -------------------------------------------------------------------
                                                            Six Months Ended
                                                              July 2, 2000
                                                    --------------------------------
                                  December 31,       Expense                                July 2,
                                      1999           (Credit)             Utilized           2000
                                  ------------      -----------          -----------      -----------
Fab closure costs                 $ 3,555,000       $  (119,000)(1)      $      --        $ 3,436,000
Employee severance and other        2,365,000              --                201,000        2,164,000
Equipment lease costs               1,484,000              --                   --          1,484,000
Idle facilities charge                878,000           (70,000)(1)           46,000          762,000
                                  -----------       -----------          -----------      -----------
                                    8,282,000       $  (189,000)         $   247,000        7,846,000
                                                    ===========          ===========
Less:  long-term obligations       (1,993,000)                                             (1,993,000)
                                  -----------                                             -----------
                                  $ 6,289,000                                             $ 5,853,000
                                  ===========                                             ===========

(1) During the quarter ended July 2, 2000, the Company successfully completed certain facility-related restructuring items for costs lower than previously estimated and accrued. The difference between the amount accrued and the actual cost has been recognized as a restructuring credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended July 2, 2000 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the three and six months ended July 2, 2000 increased 5% and 14%, respectively, compared to the comparable prior year periods. Xicor significantly increased programmable mixed signal product sales in the first half of 2000. Sales of mixed signal products increased from 24% of sales in the second quarter and first half of 1999 to approximately 35% and 32% of sales, respectively, in the second quarter and first half of 2000. Sales of memory products decreased in the second quarter of 2000 compared to the second quarter of 1999 primarily due to product mix and, to a lesser extent, pricing.

        Gross profit as a percentage of sales improved from 26% and 22% in the second quarter and first half, respectively, of 1999 to 42% in the second quarter and first half of 2000. The gross profit percentage improved each quarter in 1999 primarily due to product mix, more stable average selling prices and a reduction in the overall average cost of products shipped due to increased outsourcing and cost reductions at Xicor's in-house manufacturing operations. Reduced depreciation expense due to the planned closure of the Milpitas in-house wafer fabrication plant was the primary cause of the gross profit percentage improvement from 38% in the fourth quarter of 1999 to 42% in the second quarter and first half of 2000. We expect that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and pricing pressures. In the short-term the gross profit percentage will likely decrease somewhat due to a higher mix of sales of price sensitive commodity products.

        Research and development expenses were 13% of sales in the three and six months ended July 2, 2000, consistent with the comparable prior year period percentages. Research and development activities entail a high degree of complexity of design and manufacturing process technology and consequently we expect to invest more funds in research and development in 2000 than were invested in 1999.

        Selling, general and administrative expenses were 22% and 21% of sales, respectively, for the three and six months ended July 2, 2000 compared to 19% and 20% for the comparable prior year periods. In absolute dollars selling, general and administrative expenses increased in the first half of 2000 compared to the first half of 1999 primarily due to higher commission expense resulting from the significantly increased sales and to intensified sales and marketing activities. Xicor anticipates a slight increase in selling, general and administrative expenses going forward as new sales and marketing programs come on line.

        During the quarter ended July 2, 2000, Xicor successfully completed certain facility-related restructuring items for costs lower than previously estimated and accrued. The $189,000 difference between the amount accrued and the actual cost has been recognized as a restructuring credit. In July 2000 Xicor entered into a Letter of Intent to sell its Milpitas wafer fabrication fixed assets and inventory to Teamasia for a purchase price of approximately $10 million. Closing of the sale and commencement of foundry operations by Teamasia is expected to occur during the third quarter of 2000, and is subject to the completion of a definitive agreement and other related agreements, including a foundry agreement to supply wafers to Xicor. If the sale of the fab is completed as intended, the restructuring costs will be lower than the amounts previously estimated. However, we cannot assure you that the sale to Teamasia will be consummated as planned.

        Interest expense decreased in the three and six months ended July 2, 2000 compared to the comparable 1999 periods due to normal principal payments of outstanding lease debt.

        Interest income increased in the three and six months ended July 2, 2000 compared to the comparable prior year periods due to an increase in the average balance invested caused primarily by funds generated from operating activities and employee stock plans and, to a lesser extent, higher interest rates.

        The provision for income taxes for the three and six months ended July 2, 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 1999 due to the net loss. Net deferred tax assets of $54.5 million at December 31, 1999 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

        During the six months ended July 2, 2000, Xicor generated $8.4 million of cash from operating activities and $1.8 million from employee stock plans. Xicor used $2.5 million to repay long-term obligations and $2.8 million for equipment purchases.

        During the second half of 2000 Xicor expects to use cash to fund costs associated with exiting the wafer fabrication plant, to repay long-term obligations and to purchase equipment, software and leasehold improvements. Capital expenditures for 2000 are currently planned at approximately $6 million and are primarily related to product design, information technology, product testing and leasehold improvements relating to the move of certain operations to a smaller facility. At July 2, 2000, Xicor had entered into commitments for equipment purchases aggregating less than $1 million.

        Xicor has a line of credit agreement with a financial institution that expires March 31, 2001, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At July 2, 2000, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. At July 2, 2000, $1.7 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding Xicor's plan to sell its Milpitas wafer fabrication fixed assets and inventory to Teamasia for a purchase price of approximately $10 million and enter into a foundry agreement with Teamasia; the expectation that the sale to Teamasia will close and Teamasia will commence foundry operations in the third quarter of 2000; the estimate that approximately 200 employees will be impacted by the planned reduction in workforce; the expectation of quarter to quarter fluctuations in the gross profit percentage as a result of changes in product mix, product costs and pricing pressures; the expectation that in the short-term the gross profit percentage will likely decrease somewhat due to a higher mix of sales of price sensitive commodity products; the expectation of higher research and development and selling, general and administrative expenses in 2000; and the expectation that sufficient cash, working capital, and credit will be available to support operations for the next twelve months, including costs associated with the planned exit of the wafer fabrication plant, repayment of long-term obligations and the purchase of equipment, software and leasehold improvements. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor's ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Annual Report on Form 10-K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The level of revenues in any one quarter is impacted by orders received during that quarter for same quarter shipments as well as orders previously scheduled to ship in that quarter. In the second quarter of 2000 the percentage of bookings for same quarter shipments was lower than in the first quarter of 2000. In addition, two key customers requested shipment delays that impacted our second quarter 2000 revenues.

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

- new product announcements and introductions of competing products by us or our competitors;

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

-   difficulties in forecasting, planning and managing of inventory levels;
    and

- unanticipated research and development expenses associated with new product introductions.

BECAUSE A SMALL NUMBER OF CUSTOMERS HAVE ACCOUNTED FOR A SUBSTANTIAL PORTION OF OUR SALES, OUR SALES COULD DECLINE SIGNIFICANTLY DUE TO THE LOSS OF THESE CUSTOMERS OR ANY SUBSTANTIAL REDUCTION IN ORDERS FROM THESE CUSTOMERS.

During the first half of 2000 one distributor accounted for 17% of our sales. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of our products. Also, the composition of our major customer base changes from year to year as the market demand for our customers' products changes.

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

WE ARE IN THE PROCESS OF SHIFTING OUR MANUFACTURING STRATEGY TO A FABLESS BUSINESS MODEL AND WILL DEPEND ON A LIMITED NUMBER OF FOUNDRIES TO MANUFACTURE OUR PRODUCTS. THESE FOUNDRIES MAY NOT BE ABLE TO SATISFY OUR MANUFACTURING REQUIREMENTS, WHICH COULD CAUSE OUR SALES TO DECLINE.

We plan to outsource all of our manufacturing by the end of the third quarter of 2000 with the exception of limited testing activities. During 1999, substantially all of our wafers were manufactured at our wafer fabrication plant in Milpitas, California or Yamaha Corporation in Japan. During 2000 we plan to sell our wafer fabrication plant in Milpitas to Teamasia and enter into a foundry agreement with Teamasia. We also plan to ramp up manufacturing at two additional wafer foundries, Sanyo in Japan and ZMD in Germany. If any of these foundries fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of sales and higher than anticipated costs of sales, any of which could seriously harm our operating results.

As Xicor shifts manufacturing of existing products to subcontractors, certain customers will requalify such products prior to accepting delivery. Delays in customer qualification schedules or lack of qualification of such products could result in the loss of sales which could seriously harm our operating results.

WE COULD EXPERIENCE PROBLEMS IN THE MANUFACTURING PROCESS AT OUR WAFER FABRICATION PLANT PRIOR TO CLOSURE WHICH WOULD IMPACT THE SUPPLY OF VARIOUS PRODUCTS, WHICH WE PLAN TO MANUFACTURE AND CAUSE OUR SALES TO DECLINE AND COSTS TO INCREASE.

We plan to manufacture wafers at our wafer fabrication plant in Milpitas, California for most of the third quarter of 2000. Manufacturing problems during the final months of operations of the facility would reduce yields and increase costs. Due to the complex nature of the manufacturing process, some manufacturing problems may not be detected until the products are near completion. Significant yield loss could affect our ability to fulfill orders and result in reduced sales and gross margins.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICES OF OUR KEY DESIGN, ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, RECRUIT AND RETAIN PERSONNEL.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the development of our products. Competition is especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business. We are in the midst of the search process for an individual to fill the position of President and Chief Executive Officer. Our future success depends in part on filling this position.

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

In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials and produce finished products in advance of anticipated customer demand. This advance ordering and production may result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or prices decrease substantially.

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

We rely on a combination of patents, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our intellectual property, however, is difficult, especially in foreign countries. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity.

Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.

We hold numerous United States patents and certain corresponding foreign patents covering various circuit designs and the structure of its devices. Further, additional patent applications for such products are pending in the United States and abroad. However, patents granted or pending may not provide us with any meaningful protection. Our operating results could be seriously harmed by the failure to be able to protect our intellectual property.

IF WE ARE ACCUSED OF INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHER PARTIES, WE MAY BECOME SUBJECT TO TIME-CONSUMING AND COSTLY LITIGATION. IF WE LOSE OR SETTLE CLAIMS, WE COULD SUFFER A SIGNIFICANT NEGATIVE IMPACT ON OUR BUSINESS AND BE FORCED TO PAY DAMAGES.

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

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

Our international sales accounted for approximately 53% of sales in the first half of 2000. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

-   difficulties in complying with regulatory requirements and standards;

-   tariffs and other trade barriers;

-   costs and risks of localizing products for foreign countries;

-   severe currency fluctuation and economic deflation;

-   reliance on third parties to distribute our products;

-   longer accounts receivable payment cycles;

-   potentially adverse tax consequences; and

-   burden of complying with a wide variety of foreign laws.

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

To implement our strategy of diversified product offerings, we need to bring new products to market. Bringing new products to market and ramping up production requires significant working capital. We have in place a credit agreement with Coast Business Credit to provide up to $7.5 million of additional capital to support potential ongoing working capital requirements. We may need to borrow under this credit facility at some time. We may also sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

PART II:  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 9, 2000 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 19,960,570 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

(a)     The following were elected directors:

                                    Votes for                  Votes withheld
                                    ---------                  --------------
        Raphael Klein               18,625,067                   1,335,503
        Julius Blank                18,229,437                   1,731,133
        Andrew W. Elder             18,649,887                   1,310,683
        Geoffrey C. Winkler         18,640,597                   1,319,973

(b) The following resolutions were submitted to a vote of the shareholders at the meeting:

        (1) To approve and ratify the Xicor, Inc. 2000 Director Option Plan including the reservation of 250,000 shares of Common Stock issuable thereunder. The resolution was passed, 16,708,169 shares voting in favor, 3,156,555 shares voting against and 95,846 shares abstaining.

        (2) To approve and ratify amendments to the Company's 1990 Incentive and Non-Incentive Stock Option Plan including an increase of 800,000 shares of Common Stock issuable thereunder. The resolution was passed, 14,142,606 shares voting in favor, 5,734,047 shares voting against and 83,917 shares abstaining.

        (3) To ratify the designation of PricewaterhouseCoopers LLP as independent accountants for the period ending December 31, 2000. The resolution was passed, 19,675,917 shares voting in favor, 252,237 shares voting against and 32,416 shares abstaining.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        27     Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        XICOR, INC., a
                                        California Corporation

                                        By /s/ Bruce Gray
                                           -------------------------------------
                                        Bruce Gray
                                        Acting President
                                        (Principal Executive Officer)

                                        By /s/ Geraldine N. Hench
                                           -------------------------------------
                                        Geraldine N. Hench
                                        Vice President, Finance
                                        (Principal Financial Officer)


Date:  August  11, 2000

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
27             Financial Data Schedule