Form 10-Q
period 2000-10-01
XICOR INC
filed 2000-11-14
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

                                 Yes [X] No [ ]

                 NUMBER OF SHARES OUTSTANDING AT OCTOBER 1, 2000
                                   21,339,458

                                   XICOR, INC.

                                    FORM 10-Q

                          QUARTER ENDED OCTOBER 1, 2000



                                      INDEX


PART I:  FINANCIAL INFORMATION

                                                                     PAGE
                                                                     ----
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at October 1, 2000                1
         and December 31, 1999

         Consolidated Statements of Operations for the three and       2
         nine months ended October 1, 2000 and October 3, 1999

         Consolidated Statements of Cash Flows for the nine            3
         months ended October 1, 2000 and October 3, 1999

         Notes to Consolidated Financial Information                   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             6
         CONDITION AND RESULTS OF OPERATIONS


PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURES                                                            17

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           October 1,           December 31,
                                                             2000                  1999
                                                         -------------         -------------
                                                          (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $  26,242,000         $  22,233,000
   Accounts receivable                                      12,080,000             8,508,000
   Inventories                                              16,640,000            13,003,000
   Prepaid expenses and other current assets                   287,000               380,000
                                                         -------------         -------------
         Total current assets                               55,249,000            44,124,000

Property, plant and equipment,
   at cost less accumulated depreciation                     9,151,000             8,835,000
Other assets                                                 1,785,000             1,835,000
                                                         -------------         -------------
                                                         $  66,185,000         $  54,794,000
                                                         =============         =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  13,443,000         $   8,018,000
   Accrued expenses                                         14,558,000            14,343,000
   Deferred income on shipments to distributors             12,790,000            12,828,000
   Current portion of long-term obligations                  5,792,000             5,362,000
                                                         -------------         -------------
         Total current liabilities                          46,583,000            40,551,000

Long-term obligations                                        5,624,000             9,794,000
                                                         -------------         -------------
            Total liabilities                               52,207,000            50,345,000
                                                         -------------         -------------

Shareholders' equity:
   Preferred stock; 5,000,000 shares authorized                     --                    --
   Common stock; 75,000,000 shares authorized;
     21,339,458 and 20,595,261 shares outstanding          131,064,000           129,005,000
   Accumulated deficit                                    (117,086,000)         (124,556,000)
                                                         -------------         -------------
                                                            13,978,000             4,449,000
                                                         -------------         -------------
                                                         $  66,185,000         $  54,794,000
                                                         =============         =============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                       Nine Months Ended
                                              ---------------------------------         ---------------------------------
                                               October 1,          October 3,           October 1,           October 3,
                                                  2000                1999                 2000                 1999
                                              ------------         ------------         ------------         ------------
Net sales                                     $ 31,060,000         $ 29,542,000         $ 93,326,000         $ 83,949,000
Cost of sales                                   18,606,000           18,840,000           54,565,000           61,146,000
                                              ------------         ------------         ------------         ------------
   Gross profit                                 12,454,000           10,702,000           38,761,000           22,803,000
                                              ------------         ------------         ------------         ------------
Operating expenses:
   Research and development                      3,966,000            3,581,000           11,993,000           10,823,000
   Selling, general and administrative           6,774,000            5,864,000           19,725,000           16,679,000
   Restructuring credit                           (256,000)                  --             (445,000)                  --
                                              ------------         ------------         ------------         ------------
                                                10,484,000            9,445,000           31,273,000           27,502,000
                                              ------------         ------------         ------------         ------------
Income (loss) from operations                    1,970,000            1,257,000            7,488,000           (4,699,000)
Interest expense                                  (215,000)            (354,000)            (722,000)          (1,105,000)
Interest income                                    384,000              171,000            1,074,000              488,000
                                              ------------         ------------         ------------         ------------
Income (loss) before income taxes                2,139,000            1,074,000            7,840,000           (5,316,000)
Provision for income taxes                          94,000                   --              370,000                   --
                                              ------------         ------------         ------------         ------------
Net income (loss)                             $  2,045,000         $  1,074,000         $  7,470,000         $ (5,316,000)
                                              ============         ============         ============         ============
Net income (loss) per common share:
   Basic                                      $       0.10         $       0.05         $       0.35         $      (0.26)
                                              ============         ============         ============         ============
   Diluted                                    $       0.09         $       0.05         $       0.32         $      (0.26)
                                              ============         ============         ============         ============
Shares used in per share calculations:
   Basic                                        21,280,000           20,364,000           21,115,000           20,265,000
                                              ============         ============         ============         ============
   Diluted                                      23,153,000           22,141,000           23,319,000           20,265,000
                                              ============         ============         ============         ============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                  ---------------------------------
                                                                                    October 1,           October 3,
                                                                                      2000                 1999
                                                                                  ------------         ------------
Cash flows from operating activities:
  Net income (loss)                                                               $  7,470,000         $ (5,316,000)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation                                                                   3,020,000            9,949,000
      Changes in assets and liabilities:
        Accounts receivable                                                         (3,572,000)          (3,026,000)
        Inventories                                                                 (3,637,000)             618,000
        Prepaid expenses and other current assets                                       93,000              339,000
        Other assets                                                                    50,000              (16,000)
        Accounts payable and accrued expenses                                        5,640,000           (2,492,000)
        Deferred income on shipments to distributors                                   (38,000)           2,684,000
                                                                                  ------------         ------------
Net cash provided by operating activities                                            9,026,000            2,740,000
                                                                                  ------------         ------------
Cash flows from investing activities:
  Investments in plant and equipment, net                                           (3,336,000)            (930,000)
                                                                                  ------------         ------------
Net cash used in investing activities                                               (3,336,000)            (930,000)
                                                                                  ------------         ------------
Cash flows from financing activities:
  Repayments of long-term obligations                                               (3,740,000)          (5,649,000)
  Net proceeds from sale of common stock                                             2,059,000              425,000
                                                                                  ------------         ------------
Net cash used in financing activities                                               (1,681,000)          (5,224,000)
                                                                                  ------------         ------------
Increase (decrease) in cash and cash equivalents                                     4,009,000           (3,414,000)
Cash and cash equivalents at beginning of year                                      22,233,000           17,881,000
                                                                                  ------------         ------------
Cash and cash equivalents at end of period                                        $ 26,242,000         $ 14,467,000
                                                                                  ============         ============
Supplemental information:
Cash paid during the year for:
  Interest expense                                                                $    717,000         $  1,174,000
  Income taxes                                                                         259,000               80,000



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

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

        The net income (loss) for the periods reported also approximated the comprehensive net income (loss) for such periods.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                October 1,         December 31,
                                                  2000                 1999
                                              ------------         ------------
Inventories:
   Raw materials and supplies                 $  1,156,000         $  1,061,000
   Work in process                               8,997,000            7,419,000
   Finished goods                                6,487,000            4,523,000
                                              ------------         ------------
                                              $ 16,640,000         $ 13,003,000
                                              ============         ============
Property, plant and equipment:
   Leasehold improvements                     $  3,924,000         $  2,582,000
   Equipment                                    42,219,000           42,485,000
   Furniture and fixtures                        1,343,000            1,343,000
   Construction in progress                      1,125,000            1,223,000
                                              ------------         ------------
                                                48,611,000           47,633,000
   Accumulated depreciation                    (39,460,000)         (38,798,000)
                                              ------------         ------------
                                              $  9,151,000         $  8,835,000
                                              ============         ============
Accrued expenses:
   Accrued wages and employee benefits        $  4,170,000         $  3,907,000
   Accrued restructuring liabilities             5,642,000            6,289,000
   Other accrued expenses                        4,746,000            4,147,000
                                              ------------         ------------
                                              $ 14,558,000         $ 14,343,000
                                              ============         ============

Accounts receivable:

        Accounts receivable at October 1, 2000 and December 31, 1999 are presented net of an allowance for doubtful accounts of $500,000.

Accrued restructuring costs:

        During 1998 Xicor began to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Throughout 1999, products manufactured by an outside foundry comprised an increasing proportion of Xicor's production and during the fourth quarter of 1999, two other foundries successfully produced initial wafers based on specifications provided by Xicor. Since Xicor had multiple third-party locations able to produce its products at significantly lower unit costs than the Milpitas in-house facility, Xicor decided to close its Milpitas in-house wafer fabrication facility and use third party foundries for all of Xicor's wafer fabrication production. The decision to close the Milpitas facility was approved by Xicor's Board of Directors in December 1999. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, occurred primarily in the fourth quarter of 2000. The following table sets forth activity against the accrual and the remaining restructuring accrual balance at October 1, 2000:

                                                                 Restructuring Accrual
                                    -------------------------------------------------------------------------
                                                                 Nine Months Ended
                                                                   October 1, 2000
                                                        ----------------------------------
                                    December 31,            Expense                                October 1,
                                       1999                (Credit)             Utilized             2000
                                    -----------         ---------------        -----------        -----------
Fab closure costs                   $ 3,555,000         $  (119,000)(1)        $        --        $ 3,436,000
Employee severance and other          2,365,000                  --                412,000          1,953,000
Equipment lease costs                 1,484,000            (256,000)(2)                 --          1,228,000
Idle facilities charge                  878,000             (70,000)(1)             46,000            762,000
                                    -----------         -----------            -----------        -----------
                                      8,282,000         $  (445,000)           $   458,000          7,379,000
                                                        ===========            ===========
Less:  long-term obligations         (1,993,000)                                                   (1,737,000)
                                    -----------                                                   -----------
                                    $ 6,289,000                                                   $ 5,642,000
                                    ===========                                                   ===========

(1) During the quarter ended July 2, 2000, the Company successfully completed certain facility-related restructuring items for costs lower than previously estimated and accrued. The difference between the amount accrued and the actual cost has been recognized as a restructuring credit.

(2) During the quarter ended October 1, 2000, a restructuring credit was recorded related to lower than expected equipment lease costs due to a slight movement in the timing of the wafer fab disposition.

        Subsequent to the end of the third quarter, on November 3, 2000, Xicor completed the sale of its Milpitas wafer fabrication fixed assets and inventory to Standard MEMS, Inc ("Standard MEMS") for a purchase price of approximately $12.5 million. Under a related agreement, Standard MEMS has become Xicor's fourth foundry and for the next two years is committed to supply, and Xicor is committed to purchase, certain minimum quantities of wafers. As a result of the sale, Xicor expects the restructuring costs will be lower than the amount previously estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended October 1, 2000 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the three and nine months ended October 1, 2000 increased 5% and 11%, respectively, compared to the same periods last year. Xicor significantly increased programmable mixed signal product sales in 2000. Sales of programmable mixed signal products increased to 41% of sales in the third quarter of 2000 from 36% of sales in the second quarter of 2000 and 29% of sales in the first quarter of 2000. On a sequential basis, sales of programmable mixed signal products increased 17% during the third quarter. For the nine months ended October 1, 2000, programmable mixed signal product sales were 35% of sales compared to 25% of sales for the first nine months of 1999. Sales of memory products decreased in the third quarter of 2000 compared to the third quarter of 1999 primarily due to product mix and, to a lesser extent, pricing.

        Gross profit as a percentage of sales improved from 36% and 27% in the third quarter and nine months ended October 3, 1999 to 40% and 42% in the comparable periods of 2000. We expect that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs, and pricing pressures. The gross profit percentage improved each quarter in 1999 primarily due to product mix, more stable average selling prices and a reduction in the overall average cost of products shipped due to increased outsourcing and cost reductions at Xicor's in-house manufacturing operations. Reduced depreciation expense due to the planned closure of the Milpitas in-house wafer fabrication plant was the primary cause of the gross profit percentage improvement during 2000. As anticipated, the third quarter 2000 gross margin of 40% was lower than the second quarter gross margin of 42%. We continue to expect that over the near-term, the gross margin will be similar to the third quarter, reflecting both higher product costs related to inventory produced in the Milpitas wafer fab prior to the fab sale to Standard MEMS, as well as a product mix change within memory products to more price sensitive, low density serial memory products.

        Research and development expenses were 13% of sales in the three and nine months ended October 1, 2000, compared to 12% and 13% for the comparable prior year periods. We expect a slight increase in the dollar amount of research and development expenses during the fourth quarter of 2000 as we ramp-up new product development.

        Selling, general and administrative expenses were 22% and 21% of sales for the three and nine months ended October 1, 2000, compared to 20% for both comparable prior year periods. The year-over-year increase in selling, general and administrative expenses includes the hiring of additional sales and marketing personnel, the opening of new regional sales offices in Raleigh, North Carolina and Portland, Oregon and intensified sales and marketing activities with the goal of increasing design wins of proprietary products. Xicor anticipates a slight increase in the dollar amount of selling, general and administrative expenses going forward as new sales and marketing programs come on line.

        During the second quarter of 2000, Xicor successfully completed certain facility-related restructuring items for costs lower than previously estimated and accrued. The $189,000 difference between the amount accrued and the actual cost has been recognized as a restructuring credit. During the third quarter of 2000, a restructuring credit of $256,000 was recorded. This credit related primarily to lower than expected equipment lease costs due to a slight movement in the timing of the wafer fab disposition. After the end of the third quarter, on November 3, 2000, Xicor completed the sale of its Milpitas wafer fabrication fixed assets and inventory to Standard MEMS for a purchase price of approximately $12.5 million. Under a related agreement, Standard MEMS has become Xicor's fourth foundry and for the next two years is committed to supply, and Xicor is committed to purchase, certain minimum quantities of wafers. As a result of the sale, Xicor expects the restructuring costs will be lower than the amount previously estimated.

        Interest expense decreased in the three and nine months ended October 1, 2000 compared to the comparable 1999 periods due to normal principal payments resulting in a reduction of outstanding lease debt. Interest expense will decrease further in the fourth quarter of 2000 due to the completion of the sale of the Milpitas wafer fabrication assets and payoff of related equipment lease debt in November 2000.

        Interest income increased in the three and nine months ended October 1, 2000 compared to the comparable prior year periods due to an increase in the average balance invested caused primarily by funds generated from operating activities and employee stock plans and, to a lesser extent, higher interest rates.

        The provision for income taxes for the three and nine months ended October 1, 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 1999 due to the net loss. Net deferred tax assets of $54.5 million at December 31, 1999 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended October 1, 2000, Xicor generated $9.0 million of cash from operating activities and $2.1 million from employee stock plans. Xicor used $3.7 million to repay long-term obligations and $3.3 million for equipment purchases.

        During the fourth quarter of 2000 Xicor expects to use cash to fund costs associated with exiting the wafer fabrication plant including the payoff of the majority of its outstanding equipment lease obligations, to repay long-term obligations and to purchase equipment, software and leasehold improvements. Capital expenditures for 2000 are currently planned at approximately $5 million and are primarily related to product design, information technology, product testing and leasehold improvements relating to the move of certain operations to a smaller facility. At October 1, 2000, Xicor had entered into commitments for equipment purchases aggregating less than $1 million.

        Xicor has a line of credit agreement with a financial institution that expires March 31, 2001, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At October 1, 2000, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. At October 1, 2000, $1.7 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectation of quarter to quarter fluctuations in the gross profit percentage as a result of changes in product mix, product costs and pricing pressures; the expectation that over the near-term the gross margin will be similar to the third quarter, reflecting higher product costs related to inventory produced in the Milpitas wafer fab prior to the sale to Standard MEMS and reflecting the product mix change within memory products to more price sensitive low density serial memory products; the expectation that research and development costs will increase in the fourth quarter of 2000 due to the ramp-up of new product development; the goal of increasing design wins of proprietary products; the expectation of higher selling, general and administrative expenses in 2000; the expectation that the restructuring costs will be lower than the amount previously estimated; and the expectation that sufficient cash, working capital, and credit will be available to support operations for the next twelve months, including costs associated with the planned exit of the wafer fabrication plant, repayment of long-term obligations and the purchase of equipment, software and leasehold improvements. Except for historical information, the matters discussed in this quarterly report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor's ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Annual Report on Form 10-K for the year ended December 31, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

During the nine months ended October 1, 2000 one distributor accounted for 17% of our sales. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of our products. Also, the composition of our major customer base changes from year to year as the market demand for our customers' products changes.

WE DO NOT TYPICALLY ENTER INTO LONG-TERM CONTRACTS WITH OUR CUSTOMERS AND THE LOSS OF A MAJOR CUSTOMER COULD SERIOUSLY HARM OUR BUSINESS.

We do not typically enter into long-term contracts with our customers, and we cannot be certain as to future order levels from our customers. When we do enter into a long-term contract, the contract is generally terminable at the convenience of the customer. An early termination or delay in shipments by one of our major customers would harm our financial results, as it is unlikely that we would be able to rapidly replace that revenue source.

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

SUBSEQUENT TO THE THIRD QUARTER OF 2000 WE BECAME A FABLESS SEMICONDUCTOR COMPANY AND NOW DEPEND ON A LIMITED NUMBER OF FOUNDRIES TO MANUFACTURE OUR PRODUCTS. THESE FOUNDRIES MAY NOT BE ABLE TO SATISFY OUR MANUFACTURING REQUIREMENTS, WHICH COULD CAUSE OUR SALES TO DECLINE.

During 1999, substantially all of our wafers were manufactured at our wafer fabrication plant in Milpitas, California or Yamaha Corporation in Japan. During the fourth quarter of 2000, we sold our wafer fabrication plant in Milpitas to Standard MEMS and entered into a foundry agreement with Standard MEMS. We are also ramping up manufacturing at two additional wafer foundries, Sanyo in Japan and ZMD in Germany. If any of these foundries fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of sales and higher than anticipated costs of sales, any of which could seriously harm our operating results.

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

IF OUR FOUNDRIES FAIL TO ACHIEVE ACCEPTABLE WAFER MANUFACTURING YIELDS, WE WILL EXPERIENCE HIGHER COSTS OF SALES AND REDUCED PRODUCT AVAILABILITY.

The fabrication of our products requires wafers to be produced in a highly controlled and ultra-clean environment. Semiconductor foundries that supply our wafers have at times experienced problems achieving acceptable wafer manufacturing yields. Semiconductor manufacturing yields are a function of both design technology and manufacturing process technology. Low yields may result from marginal designs or manufacturing process drifts. Yield problems may not be identified until the wafers are well into the production process, which often makes these problems difficult, time consuming and costly to correct or replace. Furthermore, we rely on independent foreign foundries for a significant portion of our wafers which increases the effort and time required to identify, communicate and resolve manufacturing yield problems. If our foundries fail to achieve acceptable manufacturing yields, we will experience higher costs of sales and reduced product availability, which would harm our operating results.

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

WE HAVE ENTERED INTO CERTAIN MINIMUM WAFER PURCHASE COMMITMENTS WITH FOUNDRY PARTNERS IN EXCHANGE FOR CAPACITY COMMITMENTS AND PLAN OUR PRODUCTION BASED ON INTERNAL FORECASTS OF CUSTOMER DEMAND. SHOULD DEMAND FOR CERTAIN OF OUR PRODUCTS DECREASE SIGNIFICANTLY, WE MAY BE REQUIRED TO MAKE PAYMENTS FOR UNUSED CAPACITY WHICH WOULD CAUSE OUR COSTS TO INCREASE.

We have entered into certain minimum wafer purchase commitments with foundry partners in exchange for wafer capacity commitments. A significant decline in the demand for certain products could result in a reduction in the need for committed capacity. Should we fail to utilize the minimum capacity, we will be required to make payments for the unused capacity and our costs would increase.

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

IF WE OR ANY OF OUR FOUNDRIES OR THIRD PARTY SUBCONTRACTORS ARE ACCUSED OF INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHER PARTIES, WE MAY BECOME SUBJECT TO TIME-CONSUMING AND COSTLY LITIGATION. IF WE LOSE OR SETTLE CLAIMS, WE COULD SUFFER A SIGNIFICANT NEGATIVE IMPACT ON OUR BUSINESS AND BE FORCED TO PAY DAMAGES.

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

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

Our international sales accounted for approximately one-half of sales in the third quarter of 2000. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        27      Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended October 1, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            XICOR, INC., a
                                            California Corporation

                                            By /s/   Bruce Gray
                                               ---------------------------------
                                            Bruce Gray
                                            Acting President
                                            (Principal Executive Officer)

                                            By /s/  Geraldine N. Hench
                                               ---------------------------------
                                            Geraldine N. Hench
                                            Vice President, Finance
                                            (Principal Financial Officer)


Date:  November 14, 2000

                                 EXHIBIT INDEX

   Exhibit #    Description
   ---------    -----------
     27         Financial Data Schedule