Form 10-K405
period 2000-12-31
XICOR INC
filed 2001-03-30
CIK 319191

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock (Common Stock, without par value) held by non-affiliates of the Registrant was approximately $79,418,000 on March 26, 2001.

     The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 21,501,070 on March 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  XICOR, INC.

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    6
Item 4.   Submission of Matters to a Vote of Security Holders.........    6

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
            Matters...................................................    7
Item 6.   Selected Financial Data.....................................    8
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    9
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   17
Item 8.   Consolidated Financial Statements and Supplementary Data....   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   33

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   34
Item 11.  Executive Compensation......................................   34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   34
Item 13.  Certain Relationships and Related Transactions..............   34

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   35

Signatures............................................................   36

Index to Exhibits.....................................................   37

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believes," "expects," "future," "intends," "assuming," "projected," "plans" and similar expressions are used to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in the "Factors Affecting Future Results" section of "Management's Discussion & Analysis of Financial Conditions and Results of Operations" included in Part II,
Item 7 of this report and the risk factors included in Item 1 below.

ITEM 1. BUSINESS

OVERVIEW

     Xicor, Inc. designs, develops, manufactures and markets a wide variety of programmable mixed-signal integrated circuits and nonvolatile memory products used in networking, computing, communication, consumer and industrial applications. By virtue of their nonvolatility, Xicor's devices retain their information content when power is lost or turned off. Reprogramming is accomplished by "writing" over the old data without a need for first "erasing" the old data. Xicor's devices can be reprogrammed bit by bit or in larger groups of bits called "bytes", "words" and "pages" without being removed from the system and operate from the same power source used in microcontroller and microprocessor-based systems, or even lower voltages common in hand-held and portable products. Xicor products are sold in a variety of packages, including plastic, ceramic and chip scale packages for small footprint and height.

     The combination of reprogrammability and nonvolatility has enabled Xicor's customers to develop products with characteristics that can be altered from a remote location by a technician or on-site by a non-technical user through a keyboard, or which are automatically self-calibrating, thereby reducing field service costs. Either the distributor or the end user subsequent to the production process can customize microcontroller and microprocessor-based products incorporating Xicor's devices. This simplifies production control, reduces the lead-time required for such customization and permits lower inventory levels to be maintained. Xicor products also offer programmable security locks enabling system producers to prevent changes to embedded programs.

     Xicor products are grouped in two categories: Mixed-Signal Products and Memory Products. Xicor is currently increasing its engineering, sales and marketing efforts related to Mixed-Signal Products and plans to exit the Serial EEPROM products business, which comprises a significant portion of Xicor's Memory Products. The compound effect of uncertain sales in the low-density serial memory business and the expenses necessary to support that business were also factors in making the decision. Xicor believes that refocusing its efforts on Mixed-Signal Products will provide a better opportunity for consistent financial performance; however, Xicor cannot guarantee any improvement or consistency in its financial performance. Xicor plans to continue to build on its non-volatile memory expertise, as this capability is a differentiator and a value-added feature of Xicor's mixed-signal products. Xicor also plans to continue to support its parallel EEPROM business as this segment of the memory business generates higher gross margins.

     The exit from Xicor's Serial EEPROM business will substantially change the company. In order to complete this transition Xicor plans to reduce its workforce by approximately 125 employees and complete the move to fully out-sourced assembly and test operations. As a result, Xicor will become a smaller company. Xicor's first quarter 2001 results will reflect the impact of restructuring charges and charges to cost of sales to eliminate the Serial EEPROM product line from its business processes. The charges will include inventory write-downs, severance costs and other expenses directly associated with activities supporting this business. The second quarter of 2001 is expected to be a transition quarter as Xicor under-absorbs fixed costs to manage the organization and operational changes necessary to complete this process.

MIXED-SIGNAL PRODUCTS AND APPLICATIONS

     Xicor's Mixed-Signal Product Group products represented approximately 35% of sales in 2000; 26% in 1999; and 22% in 1998.

     System Tuning Products, primarily consisting of Digitally Controlled Potentiometers (XDCP's), represent the most established product line in Xicor's Mixed-Signal Product Group. XDCP's are digitally controlled solid-state electronic variable resistors that give the designer and the system more accuracy and flexibility. Since XDCP's are integrated circuits and are controlled electronically, greater system reliability can be realized. Furthermore, XDCP's eliminate the disadvantages of mechanical potentiometers associated with manual adjustment and moving parts. These devices allow system engineers to digitally tune and calibrate analog functions.

     Applications for these devices include those requiring high-precision trimming and calibration such as precision gain and attenuation amplifiers for communications systems and wireless RF power settings. These devices can also be used in high-resolution data acquisition systems for industrial control, test instrumentation and medical equipment.

     In 1999 and 2000 Xicor expanded the XDCP line with products targeted at the fiber optic market. These devices are functionally integrated solutions that are designed specifically to support the needs of fiber optic module manufacturers by integrating several major control and monitoring functions for laser diode modules in fiber LAN and gigabit Ethernet applications. These functions include bias current control, modulation control and voltage level sensing.

     Complementing Xicor's System Tuning family is the Company's line of System Management products that includes supervisory chips for microcontroller based systems. System management products are targeted for embedded systems that require controlled power-up and orderly, predictable power-down, reliable recovery in the event of system failure and the capability of knowing the time and date of an event. Products include NOVRAMs, Central Processing Unit supervisors and timekeeping products.

NONVOLATILE MEMORY PRODUCTS AND APPLICATIONS

     There are a variety of nonvolatile memory devices available in the marketplace, including read-only memories or ROMs, programmable read only memories or PROMs, electrically programmable read-only memories or EPROMs, electrically erasable programmable ROMs or EEPROMs, and Flash Memories.

     Xicor has historically focused its efforts on EEPROM products. EEPROMs are products which are nonvolatile memories that can be reprogrammed in-system hundreds of thousands of times and can be altered one byte or several bytes at a time. EEPROMs are termed serial or parallel depending on their connection to the system's processor. Serial EEPROM devices transmit data through a single input-output port while parallel devices transmit data through multiple ports concurrently.

     Xicor's EEPROM memory product sales were approximately 65% of sales in 2000; 74% of sales in 1999; and 78% of sales in 1998 and include the following product lines:

     Parallel Interface EEPROMs. Xicor supplies a broad line of parallel interface EEPROMs with densities ranging from 64K to 1 megabit. Parallel interface EEPROMs are generally used to contain frequently updated data in communications infrastructure equipment, instrumentation, transportation and other industrial applications.

     Serial Interface EEPROMs. Xicor supplies a broad line of serial interface EEPROMs which include password-secured serial EEPROMs, standard serial EEPROMs and proprietary serial EEPROMs. Many of these memory products are used in space-sensitive hand held applications. In March 2001, Xicor announced it intends to exit from offering standalone low-density Serial EEPROM products.

MARKETING AND SALES

     Xicor's products are sold worldwide for a broad range of applications, including communications, consumer, computer and industrial applications. In new applications, particularly for newly introduced devices, Xicor's products generally require long "design-in" cycles for customer applications with extensive field application engineering support by Xicor. Xicor considers close support of its customers' design efforts to be an important aspect of its marketing strategy.

     Xicor markets its products directly from its headquarters in Milpitas, California and from regional domestic and foreign sales offices. Products are also marketed domestically through a national network of independent sales representatives, each of which has been granted an exclusive sales territory, and through non-exclusive national stocking distributors which also handle competitive products. Xicor's products are also marketed internationally through a network of independent exclusive and non-exclusive sales representatives and non-exclusive stocking distributors. Certain of Xicor's shipments are made to distributors under agreements allowing rights of return and price protection on unsold merchandise. Xicor's policy is to defer recognition of sales and related costs on such shipments until the products are sold by the distributors.

     Xicor's international sales constituted approximately 53% of total sales in 2000; 56% in 1999; and 46% in 1998. Xicor's international sales are generally denominated in U.S. dollars. Due to the magnitude of its international sales, Xicor is subject to risks common to all international economic activities, including currency fluctuations, governmental regulation and the risk of imposition of tariffs or other trade barriers. Further, export sales to certain countries must be licensed by the Bureau of Export Administration of the US Department of Commerce.

     One distributor accounted for 19% of Xicor's sales in 2000; 14% in 1999; and 15% in 1998. Distributors are not themselves end users of Xicor products, but rather serve as a channel of sale to many end users of Xicor's products. One OEM customer represented 11% of sales in 1999.

     Customer "design-ins" may not result in volume purchase orders. Further, volume purchase orders received by Xicor do not necessarily result in sales as they are in most cases, consistent with industry practice, terminable by the customer without penalty. Consequently, backlog figures are not necessarily indicative of future sales.

MANUFACTURING

     Historically, Xicor manufactured in-house all silicon wafers used to provide the semiconductor chips for its products. However, the rapidly escalating capital investments necessary to keep pace with technological advances and the increasing need for larger factories in order to efficiently spread the high level of fixed costs associated with complex semiconductor manufacturing operations have led to the emergence of wafer fabrication foundries, enabling many semiconductor companies to outsource portions or all of their wafer requirements.

     During 1998 Xicor announced and began to implement a restructuring plan to change its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. This change was in response to continuing market conditions that made it more economical to outsource manufacturing. Xicor's initial foundry, Yamaha Corporation of Japan, was qualified as an outside foundry for Xicor in the third quarter of 1998. In the second quarter of 1999 Xicor entered into agreements with Sanyo Electric Co., Ltd. of Japan and ZMD GmbH of Germany to fabricate wafers for Xicor. In the second half of 1999, Yamaha produced more than one-third of Xicor's wafer requirements. In the fourth quarter of 1999, the first wafers from Sanyo and ZMD GmbH were received by Xicor and passed initial quality criteria. In November 2000, Xicor completed the sale of its wafer fabrication assets and inventory to Standard MEMS, Inc. ("Standard MEMS"). At the time of the sale, Xicor and Standard MEMS also entered into a related foundry agreement for Standard MEMS to become Xicor's foundry. Effective November 2000, Xicor became a fabless semiconductor company that relies on the aforementioned semiconductor foundries to produce wafers for Xicor. For the next two years Standard MEMS is committed to supply, and Xicor is committed to purchase, certain minimum quantities of wafers.

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

     Research and development activities require a high degree of complexity of design and manufacturing process, and consequently a significant percentage of Xicor's sales is continuously invested in research and development and in the pre-production engineering activity related to new products and technologies. Xicor's research and development expenditures were $15,880,000 in 2000; $14,560,000 in 1999; and $17,429,000 in 1998.

PATENTS AND LICENSES

     Xicor holds a number of United States patents and corresponding foreign patents covering various circuit designs and the structure of its devices. Further, additional patent applications for such products are pending in the United States and abroad. However, patents granted or pending may not provide Xicor with any meaningful protection. Similar to other semiconductor manufacturers, Xicor has granted licenses under its patents and may continue to do so in the future. Xicor believes that, due to the rapidly changing technology in the semiconductor industry, its future success will be dependent primarily upon the technical expertise and creative skills of its personnel rather than patent protection.

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

EMPLOYEES

     At December 31, 2000 Xicor had approximately 300 employees. None of the employees are represented by a labor organization and Xicor considers its employee relations to be good. Many of Xicor's employees are highly skilled and Xicor's success will depend in significant part on its ability to attract and retain such employees in the highly competitive semiconductor industry and in Silicon Valley.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth each executive officer of Xicor, their ages (as of December 31, 2000) and position with Xicor:

          NAME             AGE                         OFFICE
          ----             ---                         ------
Louis DiNardo............  41    President and Chief Executive Officer
Ralph Griffin............  43    Vice President, Operations
Geraldine N. Hench.......  43    Vice President, Finance and Chief Financial Officer
Klaus G. Hendig..........  61    Senior Vice President, Administration
Michael P. Levis.........  43    Vice President, Marketing
Daniel L. Lewis..........  51    Vice President, Worldwide Sales
James McCreary...........  54    Vice President, Engineering

     LOUIS DINARDO, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. DiNardo joined Xicor as President and Chief Executive Officer in November 2000. He has been involved in sales, marketing and operations within the semiconductor industry for approximately 20 years. Mr. DiNardo came to Xicor from Linear Technology Corporation (LLTC), where he was General Manager of Mixed-Signal Products. During his 13 years at LLTC, Mr. DiNardo held positions as Vice
President -- Marketing, Director of North American Distribution, and Area Sales Manager. Prior to LLTC, Mr. DiNardo worked for 8 years at Analog Devices, where he was involved primarily in Field Sales and Applications. Mr. DiNardo received his bachelor's degree from Ursinus College.

     RALPH GRIFFIN, VICE PRESIDENT, OPERATIONS. Mr. Griffin joined Xicor in December 1996 and became Vice President in 1999. Mr. Griffin has approximately 20 years of experience in semiconductor manufacturing and engineering roles. From August 1990 to November 1996, Mr. Griffin worked at National Semiconductor with the Sematech Program, in research and development, and built a 200mm wafer fabrication plant at National's Santa Clara site. Prior to 1990, Mr. Griffin held various positions in Process Engineering and Wafer Fab Management working for Siliconix, Inc, Data General Corp., and Fairchild Semiconductor. Mr. Griffin received the degrees of Bachelor of Science in Chemical Engineering from Stanford University and Master of Business Administration from San Jose State University.

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

     MICHAEL P. LEVIS, VICE PRESIDENT, MARKETING. Mr. Levis joined Xicor in January 1998 as Vice President, Marketing. Mr. Levis has 17 years of experience in marketing and business development. From 1996 through 1997, Mr. Levis served as General Partner at ASCII of America, a venture capital firm. From 1993 through 1996, Mr. Levis was the Vice President of Marketing at Crosspoint Solutions, Inc., a semiconductor company. Prior to 1993 Mr. Levis held various marketing and business development positions at Crosspoint Solutions, Inc., Samsung Semiconductors and Zilog, Inc. Mr. Levis received the degree of Bachelor of Science in Electrical Engineering from Purdue and the degree of Master of Science in Electrical Engineering from Stanford University.

     DANIEL L. LEWIS, VICE PRESIDENT, WORLDWIDE SALES. Mr. Lewis joined Xicor in May 1998 as Vice President, Worldwide Sales. Mr. Lewis has 29 years of experience in various sales and marketing roles. From June 1991 through April 1998, Mr. Lewis was Vice President of Sales at Integrated Device Technology, Inc. Mr. Lewis received the degree of Bachelor of Science in Electrical Engineering from the University of Michigan.

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

ITEM 2. PROPERTIES

     Xicor's executive offices are located in an approximately 74,000 square-foot building at 1511 Buckeye Drive, Milpitas, California. This facility, which houses Xicor's design, research and development and reliability operations and executive, marketing, and administrative offices, is leased. The lease expires in 2010 and provides for an annual base rental of $1,185,840, increasing 3.25% annually, and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has one five-year renewal option upon the same terms and conditions at the higher of 95% of the then fair market value or $1,148,508 annually.

     Xicor leases an approximately 31,000 square-foot facility adjacent to Xicor's executive offices that houses its domestic product testing and distribution operations and a small quick-turn assembly line. This lease expires in 2010 and provides for an annual base rental of $504,000, increasing 3.25% annually, and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the buildings and premises. Xicor has one five-year renewal option upon the same terms and conditions at the higher of 95% of the then fair market value or $504,000 annually.

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

                                                             HI         LOW
                                                           -------    -------
Fiscal year ended December 31, 2000
  First quarter..........................................  $26.250    $12.000
  Second quarter.........................................   19.000      4.500
  Third quarter..........................................   12.688      6.188
  Fourth quarter.........................................    8.563      2.813

                                                             HI         LOW
                                                           -------    -------
Fiscal year ended December 31, 1999
  First quarter..........................................  $ 2.125    $ 1.125
  Second quarter.........................................    4.375      1.281
  Third quarter..........................................    9.000      2.813
  Fourth quarter.........................................   16.563      5.156

     There were approximately 1,000 shareholders of record on December 31, 2000. Xicor has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Financial Operating Information

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              2000        1999        1998       1997       1996
                                            ---------   ---------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operations Data:
Net sales.................................  $ 122,849   $ 114,887   $106,147   $122,453   $123,514
Cost of sales.............................     71,672      80,474     89,844     84,603     74,303
                                            ---------   ---------   --------   --------   --------
  Gross profit............................     51,177      34,413     16,303     37,850     49,211
                                            ---------   ---------   --------   --------   --------
Operating expenses:
  Research and development................     15,880      14,560     17,429     18,475     15,074
  Selling, general and administrative.....     26,122      22,360     22,634     21,753     20,306
  Restructuring charge (credit)...........     (3,841)     23,719      4,985         --         --
                                            ---------   ---------   --------   --------   --------
                                               38,161      60,639     45,048     40,228     35,380
                                            ---------   ---------   --------   --------   --------
Income (loss) from operations.............     13,016     (26,226)   (28,745)    (2,378)    13,831
Interest expense..........................       (817)     (1,407)    (1,872)    (1,834)    (1,421)
Interest income...........................      1,458         704      1,086      1,901      2,001
                                            ---------   ---------   --------   --------   --------
Income (loss) before income taxes.........     13,657     (26,929)   (29,531)    (2,311)    14,411
Provision for income taxes................        491          --         --        220        576
                                            ---------   ---------   --------   --------   --------
Net income (loss).........................  $  13,166   $ (26,929)  $(29,531)  $ (2,531)  $ 13,835
                                            =========   =========   ========   ========   ========
Net income (loss) per share:
  Basic...................................  $    0.62   $   (1.32)  $  (1.53)  $  (0.13)  $   0.74
                                            =========   =========   ========   ========   ========
  Diluted.................................  $    0.57   $   (1.32)  $  (1.53)  $  (0.13)  $   0.70
                                            =========   =========   ========   ========   ========
Shares used in per share calculations:
  Basic...................................     21,189      20,324     19,262     18,967     18,693
                                            =========   =========   ========   ========   ========
  Diluted.................................     23,286      20,324     19,262     18,967     19,820
                                            =========   =========   ========   ========   ========

                                                                 DECEMBER 31,
                                            ------------------------------------------------------
                                              2000        1999        1998       1997       1996
                                            ---------   ---------   --------   --------   --------
Balance Sheet Data:
  Working capital.........................  $  11,559   $   3,573   $  5,382   $ 28,248   $ 37,134
  Total assets............................     64,323      54,794     78,862    115,261    108,214
  Long-term obligations, less current
     portion..............................        715       9,794     13,137     18,974     13,469
  Accumulated deficit.....................   (111,390)   (124,556)   (97,627)   (68,096)   (65,565)
  Shareholders' equity....................     20,215       4,449     30,605     56,108     57,957

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 18 to 31.

RECENT DEVELOPMENTS

     In March 2001, Xicor announced its intent to increase focus in the programmable Mixed-Signal product area and to exit from offering standalone low-density Serial EEPROM memory products. The Serial EEPROM memory business comprises a significant portion of Xicor's Memory Product Group. In order to complete this transition Xicor plans to reduce its workforce by approximately 125 employees and complete the move to fully out-sourced assembly and test operations. Xicor's first quarter 2001 results will reflect the impact of restructuring charges and charges to cost of sales to eliminate the Serial EEPROM product line from its business processes. The charges will include inventory write-downs, severance costs and other expenses directly associated with activities supporting this business. The second quarter of 2001 is expected to be a transition quarter as Xicor under-absorbs fixed costs to manage the organization and operational changes necessary to complete this process.

RESULTS OF OPERATIONS

     Sales for 2000 were $122.8 million, an increase of $7.9 million or 7% compared to 1999 sales of $114.9 million. Xicor's sales are derived from two product groups, mixed-signal products and memory products. During 2000, Xicor continued to progress with its transition to a differentiated product strategy and completed the year with mixed-signal product sales over $43 million, or 35% of total net sales and mixed-signal sales growth of 44% over 1999. The increase in mixed-signal sales was partially offset by a decrease in memory product sales in 2000 primarily due to product mix and lower average selling prices. Sales increased 8% in 1999 compared to the $106.1 million reported in 1998 primarily due to increased sales of product into wireless communications applications and increased sales of mixed-signal products.

     Gross profit as a percentage of sales was 42% in 2000; 30% in 1999; and 15% in 1998. The gross profit percentage improved in 2000 compared to 1999 primarily due to reduced depreciation expense due to the planned closure of the Milpitas in-house wafer fabrication plant. In addition, the increased portion of sales generated from products manufactured at third party foundries during 2000 and the increased percentage of sales of higher margin mixed-signal products during 2000 had a favorable impact on the gross profit percentage when compared to prior years. The gross profit percentage improved in 1999 compared to 1998 due to product mix, higher average selling prices and a reduction in the overall average cost of products shipped due to increased outsourcing and cost reductions at Xicor's in-house manufacturing operations. The 1998 gross profit percentage was negatively impacted by lower average selling prices as a result of competitive price pressures, Xicor's increased manufacturing cost level associated with increased production capacity and upgrading of the wafer fabrication operations during 1996 and 1997 and decreased factory utilization. During 1998 Xicor substantially reduced the production volume in its factory in response to ongoing weak business conditions. Unfavorable overhead variances that resulted from the fixed nature of certain manufacturing costs and the smaller number of units in production were expensed. Additionally, in the second quarter of 1998, Xicor wrote down inventories by $2.2 million to cover declining sales prices and inventories of certain devices that were discontinued as Xicor streamlined its product portfolio.

     Research and development expenses were 13% of sales in 2000 and 1999 and 16% in 1998. Research and development expenses decreased as a percentage of sales in 1999 compared to 1998 primarily due to lower personnel related costs and higher sales and, to a lesser extent, lower depreciation.

     Selling, general and administrative expenses represented 21% of sales in 2000; 19% of sales in 1999; and 21% of sales in 1998. The year-over-year increase in selling, general and administrative expenses from 1999 to 2000 resulted from increased commissions associated with the higher sales level, the hiring of additional sales and marketing personnel and intensified sales and marketing activities with the goal of increasing design wins of proprietary products. Selling, general and administrative expenses declined as a percentage of sales in 1999 compared to 1998 primarily due to higher sales.

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

     Based on the progress made on the outsourcing program during 1999, in December 1999 Xicor's Board of Directors decided to close its Milpitas in-house wafer fabrication facility during 2000 and use third party foundries for all of Xicor's wafer fabrication production. In connection with the planned closure of this facility, Xicor recorded a $23.7 million restructuring charge, consisting of a $16.3 million non-cash write-down of the wafer fabrication plant assets, $1.5 million for severance costs relating to a reduction in workforce, fab closure costs of $3.6 million, idle facilities charges of $0.8 million and equipment lease costs of $1.5 million. Xicor began pursuing the sale of the Milpitas manufacturing operations but believed at that time the most likely outcome would be a piecemeal sale of the equipment.

     In November 2000, Xicor completed the sale of the wafer fabrication assets and inventory to Standard MEMS, Inc. ("Standard MEMS") for a gross purchase price of $12.8 million. During 2000 Xicor utilized $1.9 million of restructuring reserves. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, occurred primarily in the fourth quarter of 2000. As a result of the sale of the fab, Xicor incurred restructuring charges at levels significantly below amounts previously estimated and accrued. The net restructuring credit of $3.8 million recorded in 2000 consists of a reversal of $6.1 million of costs originally included in the restructuring accrual not utilized due primarily to the sale of the fab to Standard MEMS, partially offset by $2.3 million principally related to additional workforce reductions that Xicor identified and committed to in the fourth quarter of 2000 to streamline operations and further implement the company's outsourced manufacturing strategy. Savings are estimated at $3.5 million per year upon completion of the restructuring activities in 2001. The estimated savings are expected to be partially offset by increased outsourcing costs. At December 31, 2000 the restructuring accrual consisted of $2.0 million of severance costs to further reduce the workforce by approximately 50 employees primarily in administrative, manufacturing and support groups and $0.5 million of other restructuring related costs. Of the 50 employees, 20 were impacted in January 2001 and the balance are included in the 125 employees previously discussed.

     At the time of the sale of the wafer fabrication assets and inventory, Xicor and Standard MEMS also entered into a related foundry agreement for Standard MEMS to become a Xicor foundry. Under the terms of the foundry agreement, for the next two years Standard MEMS is committed to supply, and Xicor is committed to purchase, certain minimum quantities of wafers. The sale of the wafer fabrication assets and inventory resulted in a net gain of $5.0 million which was recorded as a deferred gain on sale of fab assets and is being amortized over the two year foundry commitment agreement. Fourth quarter 2000 cost of sales includes a $0.4 million credit related to the amortization of the deferred gain.

     Interest expense decreased in both 2000 and 1999 compared to the prior year principally due to normal principal payments of outstanding lease debt. Interest expense is expected to decrease further in 2001 compared to 2000 due to the sale of the Milpitas wafer fabrication assets and payoff of related equipment lease debt in November 2000.

     Interest income increased in 2000 compared to the prior year due to an increase in the average balance invested caused primarily by funds generated from operating activities and the issuance of stock under employee stock plans and, to a lesser extent, higher interest rates. Interest income decreased in 1999 compared to the prior year due to a decrease in the average balance invested.

     The provision for income taxes for 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 1999 and 1998 due to the net loss. Net deferred tax assets of $49.9 million at the end of 2000 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, Xicor had $29.1 million in cash and cash equivalents. Corresponding balances at the end of 1999 and 1998 were $22.2 million and $17.9 million, respectively. In 2000 Xicor generated $11.4 million of cash from operating activities, $12.8 million of proceeds from the sale of the wafer fabrication assets and inventory to Standard MEMS and $2.3 million from the issuance of stock under employee stock plans. Xicor used $13.7 million to repay long-term obligations and $6.0 million for equipment purchases. In 1999 Xicor generated $12.7 million of cash from operating activities and $0.8 million from the issuance of stock under employee stock plans and used $7.5 million to repay long-term obligations and $1.6 million for capital asset purchases.

     During 2001 Xicor expects to use cash to fund costs associated with restructuring activities, to repay long-term obligations and purchase equipment and software. Capital expenditures for 2001 are currently planned at approximately $4 million and are primarily related to product design, engineering and testing. At December 31, 2000, Xicor had entered into commitments for equipment purchases aggregating less than $1.0 million.

     Xicor has a line of credit agreement with a financial institution that expires March 25, 2002, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At December 31, 2000, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. At December 31, 2000, $1.7 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. Xicor believes that adoption of this pronouncement will not have a material impact on its financial position and results of operations. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Adoption of SAB 101 had no material impact on Xicor's financial position and results of operations.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the belief that refocusing Xicor's efforts on Mixed-Signal Products will provide a better opportunity for consistent financial performance; restructuring plans to reduce Xicor's workforce; plans to complete the move to fully out-sourced assembly and test operations; the expectation that the second quarter of 2001 will be a transition quarter as Xicor under-absorbs fixed costs to manage the organization and operational changes necessary to complete this process; the expectation that sufficient cash, working capital, and credit will be available to support operations for the next twelve months, including costs associated with restructuring activities, repayment of long-term obligations and the purchase of equipment and software. Except for historical information, the matters discussed in this Annual Report are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor's ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I,
Item 1. of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     You should not use our past financial performance to predict future operating results. We have incurred net losses in three of the last four years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

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

THE PLANNED EXIT FROM A PORTION OF OUR MEMORY BUSINESS WILL CHANGE OUR BUSINESS MODEL AND WILL CAUSE A REDUCTION IN OUR REVENUES.

     Xicor's planned exit from the Serial EEPROM memory business involves substantial risk. The transition out of the Serial EEPROM memory business will require the Company to devote significant time and expense to transition activities at the same time it is increasing its focus on its Mixed-Signal Products. Xicor may be unable to successfully complete this transition and if Xicor's penetration of the Mixed-Signal market does not increase, Xicor's operating results could be seriously harmed and its stock price could decline. Further, if the proposed exit is completed, Xicor will be a smaller company with limited resources and a reduced workforce. Xicor may not be able to effectively use its limited resources to increase new product development and build its Mixed-Signal Product business. This could cause a further decline in Xicor's revenues.

THE SELLING PRICES FOR OUR PRODUCTS ARE VOLATILE AND HAVE HISTORICALLY DECLINED OVER THE LIFE OF A PRODUCT. IN ADDITION, THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY COULD CREATE FLUCTUATIONS IN OUR OPERATING RESULTS.

     The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998 and we are presently experiencing an economic slowdown. Downturns have been characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than a year. Our continued success depends on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, communications equipment, automotive electronics, industrial controls, consumer electronics, data networking and military equipment, and a better supply and demand balance within the industry. Our business could be harmed in the future by cyclical conditions in the semiconductor industry or by slower growth in any of the markets served by our customers' products.

WE DO NOT TYPICALLY ENTER INTO LONG-TERM CONTRACTS WITH OUR CUSTOMERS. FAILURE TO MAINTAIN SATISFACTORY RELATIONSHIPS WITH OUR KEY CUSTOMERS COULD RESULT IN A DECLINE IN OUR SALES.

     We do not typically enter into long-term contracts with our customers, and we cannot be certain as to future order levels from our customers. The composition of our major customer base changes from year to year as the market demand for our customers' products changes. A small number of customers have accounted for a substantial portion of our sales. Our ability to maintain close, satisfactory relationships with large customers is important to our business. A reduction, delay, or cancellation of orders from a large customer could harm our business. In addition, our customers may vary order levels significantly from period to period, and customers may not continue to place orders with us in the future at the same levels as in prior periods. The loss of one or more of our key customers, or reduced orders by any of our key customers, could result in a decline in our sales.

WE DEPEND ON DISTRIBUTORS AND MANUFACTURERS' REPRESENTATIVES TO GENERATE A MAJORITY OF OUR SALES.

     For the year ended December 31, 2000 one distributor accounted for 19% of our sales. Distributors are not themselves end users, but rather serve as a channel of sale to many end users of our products. We rely on distributors and manufacturers' representatives to sell our products and these entities could discontinue selling our products at any time. The loss of any significant distributor or manufacturers' representative could seriously harm our operating results by impairing our ability to sell our products.

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

DURING THE FOURTH QUARTER OF 2000 WE BECAME A FABLESS SEMICONDUCTOR COMPANY AND NOW DEPEND ON A LIMITED NUMBER OF FOUNDRIES TO MANUFACTURE OUR PRODUCTS. THESE FOUNDRIES MAY NOT BE ABLE TO SATISFY OUR MANUFACTURING REQUIREMENTS, WHICH COULD CAUSE OUR SALES TO DECLINE.

     We presently rely on the manufacturing capabilities of third party foundries and if any of these foundries fail to satisfy our requirements on a timely basis and at competitive prices we could suffer manufacturing delays, a possible loss of sales and higher than anticipated costs of sales, any of which could seriously harm our operating results. In addition, we rely on certain of our foundries as the sole source for the manufacture of some of our products. If one of our foundries was not able to meet our needs for a particular product, we may be unable to find alternative manufacturing facilities in a timely manner, or at all. If that were to happen, we could experience a serious loss of sales and of key customers.

     As Xicor shifts manufacturing of existing products between foundries, certain customers require requalification of such products prior to accepting delivery. Delays in customer qualification schedules or lack of qualification of such products could result in the loss of sales which could seriously harm our operating results.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICES OF OUR KEY DESIGN, ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, RECRUIT AND RETAIN QUALIFIED PERSONNEL.

     There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the design and development of our products. Competition is especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

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

     - economic slowdowns in the markets we serve;

     - significant pricing pressures that occur because of declines in selling prices over the life of a product;

     - the reduction, rescheduling or cancellation of customer orders; and

     - sudden shortages of raw materials or fabrication, sort, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations.

     In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials and produce finished products in advance of anticipated customer demand. This advance ordering and production may result in excess inventory levels or inventory write-downs if expected orders fail to materialize or prices decrease substantially.

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

     We compete with major domestic and international semiconductor companies such as Atmel Corporation, ST Microelectronics, Maxim, Dallas Semiconductor, and Texas Instruments, all of whom have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have recently added significant capacity for such production. In addition, we may in the future experience direct competition from our foundry partners. Some of our foundry partners have the right to fabricate certain products based on our process technology and co-developed circuit design, and to sell such products worldwide.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND, THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

     The markets for our products are characterized by rapidly changing technologies; evolving and competing industry standards; changing customer needs; frequent new product introductions and enhancements; increased integration with other functions; and rapid product obsolescence.

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

     We hold a number of United States patents and certain corresponding foreign patents covering various circuit designs and the structure of its devices. Further, additional patent applications for such products are pending in the United States and abroad. However, patents granted or pending may not provide us with any meaningful protection. Our operating results could be seriously harmed by the failure to be able to protect our intellectual property.

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

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

     Our international sales accounted for approximately one-half of total sales in 2000. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuation and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

BUSINESS INTERRUPTIONS COULD HARM OUR BUSINESS.

     Our operations and those of certain of our foundries and other manufacturing subcontractors are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In addition, business interruption insurance may not provide protection due to the deductible periods or be enough to compensate us for losses that may occur and any losses or damages incurred by us as a result of business interruptions could significantly harm our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Xicor does not use derivative financial instruments in its investment portfolio. Xicor has an investment portfolio of fixed income securities that are classified as "held-to-maturity securities."

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  XICOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  29,121    $  22,233
  Accounts receivable.......................................     10,812        8,508
  Inventories...............................................     14,380       13,003
  Prepaid expenses and other current assets.................        639          380
                                                              ---------    ---------
          Total current assets..............................     54,952       44,124
Property, plant and equipment, at cost less accumulated
  depreciation..............................................      9,166        8,835
Other assets................................................        205        1,835
                                                              ---------    ---------
          Total assets......................................  $  64,323    $  54,794
                                                              =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  11,132    $   8,018
  Accrued expenses..........................................     12,637       14,343
  Deferred income on shipments to distributors..............     14,258       12,828
  Deferred gain on sale of fab assets.......................      4,600           --
  Current portion of long-term obligations..................        766        5,362
                                                              ---------    ---------
          Total current liabilities.........................     43,393       40,551
Long-term obligations.......................................        715        9,794
                                                              ---------    ---------
          Total liabilities.................................     44,108       50,345
                                                              ---------    ---------
Commitments and contingencies (Notes 5 and 10)
Shareholders' equity:
  Preferred stock, no par value; 5,000 shares authorized;
     none issued or outstanding.............................         --           --
  Common stock, no par value; 75,000 shares authorized;
     21,466 and 20,595 shares issued and outstanding........    131,605      129,005
  Accumulated deficit.......................................   (111,390)    (124,556)
                                                              ---------    ---------
Total shareholders' equity..................................     20,215        4,449
                                                              ---------    ---------
Total liabilities and shareholders' equity..................  $  64,323    $  54,794
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net sales..................................................  $122,849    $114,887    $106,147
Cost of sales..............................................    71,672      80,474      89,844
                                                             --------    --------    --------
  Gross profit.............................................    51,177      34,413      16,303
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    15,880      14,560      17,429
  Selling, general and administrative......................    26,122      22,360      22,634
  Restructuring charge (credit)............................    (3,841)     23,719       4,985
                                                             --------    --------    --------
                                                               38,161      60,639      45,048
                                                             --------    --------    --------
Income (loss) from operations..............................    13,016     (26,226)    (28,745)
Interest expense...........................................      (817)     (1,407)     (1,872)
Interest income............................................     1,458         704       1,086
                                                             --------    --------    --------
Income (loss) before income taxes..........................    13,657     (26,929)    (29,531)
Provision for income taxes.................................       491          --          --
                                                             --------    --------    --------
Net income (loss)..........................................  $ 13,166    $(26,929)   $(29,531)
                                                             ========    ========    ========
Net income (loss) per share:
  Basic....................................................  $   0.62    $  (1.32)   $  (1.53)
                                                             ========    ========    ========
  Diluted..................................................  $   0.57    $  (1.32)   $  (1.53)
                                                             ========    ========    ========
Shares used in per share calculation:
  Basic....................................................    21,189      20,324      19,262
                                                             ========    ========    ========
  Diluted..................................................    23,286      20,324      19,262
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     COMMON STOCK
                                                  ------------------    ACCUMULATED
                                                  SHARES     AMOUNT       DEFICIT       TOTAL
                                                  ------    --------    -----------    --------
Balance at December 31, 1997....................  19,092    $124,204     $ (68,096)    $ 56,108
Issuance of shares:
  Private investor..............................   1,000       3,973            --        3,973
  Exercise of stock options.....................      42          55            --           55
Net loss........................................      --          --       (29,531)     (29,531)
                                                  ------    --------     ---------     --------
Balance at December 31, 1998....................  20,134     128,232       (97,627)      30,605
Issuance of shares under employee stock plans
  and other.....................................     461         773            --          773
Net loss........................................      --          --       (26,929)     (26,929)
                                                  ------    --------     ---------     --------
Balance at December 31, 1999....................  20,595     129,005      (124,556)       4,449
Issuance of shares under employee stock plans
  and other.....................................     871       2,600            --        2,600
Net income......................................      --          --        13,166       13,166
                                                  ------    --------     ---------     --------
Balance at December 31, 2000....................  21,466    $131,605     $(111,390)    $ 20,215
                                                  ======    ========     =========     ========

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income (loss)........................................  $ 13,166    $(26,929)   $(29,531)
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
     Depreciation..........................................     4,031      13,235      12,521
     Amortization of fab gain..............................      (436)         --          --
     Non-cash restructuring charge.........................        --      16,338       2,358
     Changes in assets and liabilities:
       Accounts receivable.................................    (2,304)        327       2,168
       Inventories.........................................    (3,709)       (233)     11,163
       Prepaid expenses and other current assets...........      (259)        636          (3)
       Other assets........................................        76           5         (80)
       Accounts payable and accrued expenses...............      (558)      3,578        (946)
       Deferred income on shipments to distributors........     1,430       3,707      (4,792)
       Long-term obligations...............................        --       1,993          --
                                                             --------    --------    --------
Net cash provided by (used in) operating activities........    11,437      12,657      (7,142)
                                                             --------    --------    --------
Cash flows from investing activities:
  Investments in plant and equipment, net..................    (6,020)     (1,555)     (4,872)
  Purchases of short-term investments......................        --          --      (4,356)
  Maturities of short-term investments.....................        --          --      15,728
  Proceeds from the sale of the fab........................    12,825          --          --
                                                             --------    --------    --------
Net cash provided by (used in) investing activities........     6,805      (1,555)      6,500
                                                             --------    --------    --------
Cash flows from financing activities:
  Repayments of long-term obligations......................   (13,675)     (7,523)     (6,611)
  Proceeds from sale of common stock, net of issuance
     costs:
     To private investor...................................        --          --       3,973
     To employees and others...............................     2,321         773          55
                                                             --------    --------    --------
Net cash used in financing activities......................   (11,354)     (6,750)     (2,583)
                                                             --------    --------    --------
Increase (decrease) in cash and cash equivalents...........     6,888       4,352      (3,225)
Cash and cash equivalents at beginning of year.............    22,233      17,881      21,106
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 29,121    $ 22,233    $ 17,881
                                                             ========    ========    ========
Supplemental information:
Cash paid (refunded) during the year for:
  Interest expense.........................................  $    810    $  1,472    $  1,939
  Income taxes.............................................       305         100        (113)
Equipment acquired pursuant to long-term obligations.......        --         333       1,453

          See accompanying notes to consolidated financial statements.

                                  XICOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

     Xicor, Inc. (Xicor) develops, manufactures and sells programmable mixed-signal and nonvolatile memory semiconductor devices. Xicor operates in one reportable segment based on the company's internal organization. One distributor accounted for 19% of sales in 2000; 14% in 1999; and 15% in 1998. One OEM customer represented 11% of sales in 1999. Sales are attributed to geographic areas based on the location to which the product is shipped. Sales by geographic region were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        2000     1999     1998
                                                        -----    -----    -----
                                                             (IN MILLIONS)
United States.........................................  $ 58     $ 51     $ 57
Asia Pacific..........................................    31       37       24
Europe................................................    28       22       22
Other.................................................     6        5        3
                                                        ----     ----     ----
                                                        $123     $115     $106
                                                        ====     ====     ====

     Xicor has adopted generally accepted accounting principles that are customary in the industry in which it operates. Following are Xicor's significant accounting policies:

FISCAL YEAR

     Xicor's fiscal year ends on the Sunday nearest December 31. For purposes of financial statement presentation, each fiscal year is deemed to have ended on December 31. Fiscal years 2000 and 1999 each consisted of 52 weeks; 1998 consisted of 53 weeks.

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

CASH EQUIVALENTS

     Cash equivalents consist principally of United States Government Treasury Bills and certificates of deposit. Highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject Xicor to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Xicor invests primarily in United States Government Treasury Bills and certificates of deposit and places its investments with high-credit-quality financial institutions. Xicor's accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States, Europe and Asia. Xicor performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

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

     During 2000, Xicor adopted Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which was issued by the Securities and Exchange Commission in December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Adoption of SAB 101 had no material impact on Xicor's reported revenues and results of operations.

NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. The same net income (loss) amounts were used for Basic Earnings Per Share (EPS) and Diluted EPS for the three years in the period ended December 31, 2000.

     Potential common shares consisting of 2,097,000 stock options were the only reconciling items between the number of shares used to calculate Basic EPS and diluted EPS for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, the number of shares used in the calculations of both EPS amounts were the same since stock options aggregating 3,259,000 at a weighted average price of $3.02 per share and 2,576,000 at a weighted average price of $2.36 per share, respectively, were excluded as they were antidilutive.

                                  XICOR, INC.

ACCOUNTING FOR STOCK OPTIONS

     In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", Xicor applies Accounting Principles Board Opinion No. 25 as interpreted in Financial Accounting Standards Board Interpretation No. 44 for purposes of accounting for employee stock options. Because the exercise prices of Xicor's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense at time of grant is recognized in the financial statements. Xicor provides additional pro forma disclosures as required under SFAS 123 in Note 7.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The adoption of this pronouncement will not have a material impact on our financial position and results of operations.

NOTE 2 -- RESTRUCTURING:

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

     Throughout 1999, products manufactured by an outside foundry comprised an increasing proportion of Xicor's production and during the fourth quarter of 1999, two other foundries successfully produced initial wafers based on specifications provided by Xicor. Since Xicor now had multiple third-party locations able to produce its products, at significantly lower unit costs than the Milpitas in-house facility, Xicor decided to close its Milpitas in-house wafer fabrication facility and use third party foundries for all of Xicor's wafer fabrication production. In December 1999 Xicor's Board of Directors approved the plan to close the Milpitas fabrication facility. The decision to close the Milpitas facility and streamline operations resulted in the recording of a restructuring charge of $23.7 million in the fourth quarter of 1999. Xicor began pursuing the sale of the Milpitas manufacturing operations but believed at that time the most likely outcome would be a piecemeal sale of the equipment. The $16.3 million restructuring charge related to the write down of the carrying value of Xicor's fabrication equipment to its estimated fair value less costs to sell was based on third party estimates. The net fair value of the fabrication equipment of $1.6 million was included in "other assets" at December 31, 1999. Severance costs of $1.5 million and fab closure costs totaling $3.6 million were recorded in 1999. Fab closure costs included decommissioning and clean up costs, environmental closure costs and equipment decontamination and removal costs. The restructuring charge also included a charge for idle facilities of $0.8 million and equipment lease costs of $1.5 million. Severance costs of $2.4 million were accrued at December 31, 1999 for planned reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups.

     In November 2000, Xicor completed the sale of the wafer fabrication assets and inventory to Standard MEMS, Inc. ("Standard MEMS") for a gross purchase price of $12.8 million. During 2000 Xicor utilized $1.9 million of restructuring reserves. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, occurred primarily in the fourth quarter of 2000. As a

                                  XICOR, INC.

result of the sale of the fab, Xicor incurred restructuring charges at levels significantly below the amount previously estimated and accrued. The net restructuring credit of $3.8 million recorded in 2000 consists of a reversal of $6.1 million of costs originally included in the restructuring accrual not utilized due primarily to the sale of the fab to Standard MEMS, partially offset by $2.3 million principally related to additional workforce reductions that Xicor committed to in the fourth quarter of 2000 to streamline operations and further implement the company's outsourced manufacturing strategy. At December 31, 2000 the restructuring accrual consisted of $2.0 million of severance costs to further reduce the workforce by approximately 50 employees primarily in administrative, manufacturing and support groups and $0.5 million of other restructuring related costs.

     The following tables set forth Xicor's activity for the restructuring accrual during 2000 and 1999:

                                                            RESTRUCTURING ACCRUAL
                                             ----------------------------------------------------
                                                                  YEAR ENDED
                                                              DECEMBER 31, 2000
                                                            ----------------------
                                             DECEMBER 31,                (CREDIT)/   DECEMBER 31,
                                                 1999       (UTILIZED)    EXPENSE        2000
                                             ------------   ----------   ---------   ------------
                                                                (IN THOUSANDS)
Fab closure costs..........................    $ 3,555       $   (24)     $(3,531)      $   --
Employee severance and other...............      2,365          (727)         899        2,537
Equipment lease costs......................      1,484        (1,107)        (377)          --
Idle facilities charge.....................        878           (46)        (832)          --
                                               -------       -------      -------       ------
                                                 8,282       $(1,904)     $(3,841)      $2,537
                                                             =======      =======       ======
Less: long-term obligations................     (1,993)
                                               -------
                                               $ 6,289
                                               =======

                                                            RESTRUCTURING ACCRUAL
                                             ----------------------------------------------------
                                                                  YEAR ENDED
                                                              DECEMBER 31, 1999
                                                            ----------------------
                                             DECEMBER 31,                (CREDIT)/   DECEMBER 31,
                                                 1998       (UTILIZED)    EXPENSE        1999
                                             ------------   ----------   ---------   ------------
                                                                (IN THOUSANDS)
Fab closure costs..........................    $    --       $    --      $ 3,555       $3,555
Employee severance and other...............      1,350          (449)       1,464        2,365
Equipment lease costs......................         --            --        1,484        1,484
Idle facilities charge.....................         --            --          878          878
                                               -------       -------      -------       ------
                                               $ 1,350       $  (449)     $ 7,381        8,282
                                               =======       =======      =======       ======
Less: long-term obligations................                                             (1,993)
                                                                                        ------
                                                                                        $6,289
                                                                                        ======

NOTE 3 -- DEFERRED GAIN ON SALE OF FAB ASSETS:

     In November 2000, Xicor completed the sale of the wafer fabrication assets and inventory located in Milpitas, California to Standard MEMS for a gross purchase price of $12.8 million. Under a related agreement, Standard MEMS has become an additional foundry for Xicor and for the next two years is committed to supply, and Xicor is committed to purchase, certain minimum quantities of wafers. In light of the two-year minimum wafer purchase commitment at fixed prices, Xicor has deferred the $5.0 million net gain related to the sale of the fab and is amortizing the gain over the two-year period. Fourth quarter of 2000 cost of sales includes a $0.4 million credit related to the amortization of the deferred gain on the sale of the fab assets.

                                  XICOR, INC.

NOTE 4 -- BALANCE SHEET COMPONENTS:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
INVENTORIES:
  Raw materials and supplies...........................  $    616    $  1,061
  Work in process......................................     9,681       7,419
  Finished goods.......................................     4,083       4,523
                                                         --------    --------
                                                         $ 14,380    $ 13,003
                                                         ========    ========
PROPERTY, PLANT AND EQUIPMENT:
  Leasehold improvements...............................  $  3,846    $  2,582
  Equipment............................................    41,318      42,485
  Furniture and fixtures...............................     1,228       1,343
  Construction in progress.............................       615       1,223
                                                         --------    --------
                                                           47,007      47,633
  Accumulated depreciation.............................   (37,841)    (38,798)
                                                         --------    --------
                                                         $  9,166    $  8,835
                                                         ========    ========
ACCRUED EXPENSES:
  Accrued wages and employee benefits..................  $  2,842    $  3,907
  Accrued restructuring liabilities....................     2,537       6,289
  Other accrued expenses...............................     7,258       4,147
                                                         --------    --------
                                                         $ 12,637    $ 14,343
                                                         ========    ========

ACCOUNTS RECEIVABLE

     Accounts receivable at December 31, 2000 and 1999 are presented net of an allowance for doubtful accounts of $0.5 million.

NOTE 5 -- LEASE COMMITMENTS:

     Xicor leases its facilities and certain equipment under non-cancelable lease agreements. Xicor's major facility leases expire in 2010 and provide for a five-year renewal option. The base rental increases 3.25% annually. Equipment leases are for terms of four to six years and require Xicor to pay property taxes, insurance and maintenance and repair costs.

     Leases that meet certain specific criteria are considered capital leases and, accordingly, are accounted for as the acquisition of an asset and the incurrence of a liability. Upon expiration of the related lease, the then fully depreciated asset (and the related accumulated depreciation) is removed from the accounts. Assets recorded under capital leases were as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Equipment................................................  $ 4,435    $ 4,435
Less: accumulated depreciation...........................   (3,351)    (2,465)
                                                           -------    -------
                                                           $ 1,084    $ 1,970
                                                           =======    =======

                                  XICOR, INC.

     Minimum future lease payments under non-cancelable leases as of December 31, 2000 were as follows:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
                                                              (IN THOUSANDS)
Years:
2001.....................................................  $  850      $ 1,865
2002.....................................................     699        1,844
2003.....................................................      52        1,837
2004.....................................................      --        1,869
2005.....................................................      --        1,930
2006 - 2010..............................................      --        8,703
                                                           ------      -------
Total minimum lease payments.............................   1,601      $18,048
                                                                       =======
Less amount representing interest........................    (120)
                                                           ------
Present value of minimum lease payments..................   1,481
Less current portion.....................................    (766)
                                                           ------
Long-term lease obligation...............................  $  715
                                                           ======

     Total rental expense under all operating leases was as follows (including month-to-month rentals): 2000 -- $3.9 million, 1999 -- $4.6 million, and
1998 -- $4.7 million.

NOTE 6 -- LINE OF CREDIT AGREEMENT:

     Xicor has a line of credit agreement with a financial institution that expires on March 25, 2002 and provides for borrowings of up to 80% of eligible accounts receivable, not to exceed $7.5 million. Interest is charged at the prime lending rate plus 2%, with a minimum rate of 8%, and is payable monthly. This credit facility is secured by all the assets of Xicor. The agreement contains restrictions that, among other things, preclude the payment of dividends, stock repurchases and the sale of assets other than in the normal course of business. Appropriate approvals were obtained prior to selling the wafer fabrication assets and inventory in 2000. At December 31, 2000, there were no borrowings outstanding under this line of credit and $1.7 million of the line of credit was reserved to secure a standby letter of credit.

NOTE 7 -- COMMON STOCK:

OPTION PLANS

     Xicor has two stock option plans for its employees, the 1990 Plan and the 1998 Plan. The 2000 Director Option Plan provides for an initial grant of 25,000 options to each of the Company's outside directors and automatic annual grants of 10,000 options thereafter. Directors may also be granted options under the 1998 Plan. The total number of shares of common stock authorized for issuance under the 1990 Employee Plan, the 1998 Employee Plan and the 2000 Director Plan are 4,250,000, 3,250,000 and 250,000, respectively.

     Options under the 1990 and 1998 plans generally vest over four years and expire no later than ten years from date of grant. Options under the 2000 Director Plan vest over a three year period for initial grants and after one year for subsequent grants and expire no later than ten years from date of grant. All outstanding

                                  XICOR, INC.

options were granted at 100% of the fair market value of the stock at the date of grant. The following table summarizes the option activity under all plans.

                                                        NUMBER          AVERAGE
                                                      OF SHARES       OPTION PRICE
                                                    (IN THOUSANDS)     PER SHARE
                                                    --------------    ------------
Outstanding at December 31, 1997..................       1,999           $5.16
Granted...........................................       2,203            2.31
Exercised.........................................         (42)           1.28
Canceled..........................................      (1,584)           5.86
                                                        ------
Outstanding at December 31, 1998..................       2,576            2.36
Granted...........................................       1,488            3.85
Exercised.........................................        (310)           1.90
Canceled..........................................        (495)           2.79
                                                        ------
Outstanding at December 31, 1999..................       3,259            3.02
Granted...........................................       2,951            6.76
Exercised.........................................        (742)           2.48
Canceled..........................................        (757)           6.23
                                                        ------
Outstanding at December 31, 2000..................       4,711           $4.93
                                                        ======

     In February 1998, substantially all outstanding options held by employees under the 1990 Plan with a share price in excess of $2.75 per share were repriced to $2.75 per share, the fair market value as of the date of the repricing. A total of 1,217,950 options were repriced and are included in the grant and cancellation activity for 1998. In 2000, Xicor recorded stock based compensation of $279,000 for the accelerated vesting and extended terms of certain previously granted options.

     The number of stock options available for grant were 1,537,550 at December 31, 2000; 681,500 at December 31, 1999; and 426,400 at December 31, 1998. At
December 31, 2000, 6,248,550 shares of common stock were reserved for issuance upon exercise of stock options. Options outstanding at December 31, 2000 and related weighted average price and life information follows:

                        OPTIONS OUTSTANDING
                 ---------------------------------   OPTIONS EXERCISABLE
   RANGE OF                            REMAINING     -------------------
EXERCISE PRICES   SHARES     PRICE    LIFE (YEARS)     SHARES     PRICE
---------------  ---------   ------   ------------   ----------   ------
$ 0.69 - $ 0.78    138,000   $ 0.78       7.8           61,000    $0.78
$ 1.09 - $ 1.62    667,000   $ 1.52       7.8          209,000    $1.49
$ 2.13 - $ 2.75    647,000   $ 2.70       5.0          526,000    $2.70
$ 3.75 - $ 5.44  1,785,000   $ 4.10       9.4          108,000    $4.07
$ 5.75 - $ 7.56    903,000   $ 6.53       8.9          109,000    $6.05
$ 9.00 - $12.63    535,000   $12.15       9.2           18,000    $9.80
$17.44 - $18.38     36,000   $17.75       9.2               --       --
---------------  ---------   ------       ---        ---------    -----
$ 0.69 - $18.38  4,711,000   $ 4.93       8.4        1,031,000    $2.97
---------------  ---------   ------       ---        ---------    -----

     The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average grant date fair value of options granted was $3.86, $2.16, and $0.79 for the three years in the period ended December 31, 2000. The estimated pro forma stock-based compensation cost calculated using the assumptions indicated below totaled $3,408,000 in 2000; $954,000 in 1999; and $2,103,000 in 1998.

                                  XICOR, INC.

     The following weighted average assumptions are included in the estimated fair value grant date calculation of Xicor's stock options:

                                                         2000    1999    1998
                                                         ----    ----    ----
Expected life (years)..................................     5       5       5
Interest rate..........................................  5.89%   5.71%   5.31%
Volatility.............................................    80%     78%     70%
Dividend yield.........................................     0%      0%      0%

STOCK PURCHASE PLAN

     In 1998, Xicor implemented an Employee Stock Purchase Plan ("ESPP"), which allows eligible employees to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month Offering Periods composed of four 6-month Purchase Periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of a two-year Offering Period or at the last day of each 6-month Purchase Period. Purchases are limited to the lesser of 10% of the employee's compensation or $25,000 per year and may not exceed 1,000 shares during each 6-month Offering Period. At December 31, 2000, 380,000 shares had been reserved for issuance under the ESPP. During 2000 and 1999, 116,000 and 106,000 shares, respectively, were issued under the ESPP.

     The fair value of purchase rights granted under the ESPP at grant date was estimated using the Black-Scholes model. The weighted average grant date fair value of purchase rights granted under the ESPP during the years ended December 31, 2000 and 1999 was $120,000 and $52,000, respectively.

     The following weighted average assumptions are included in the estimated fair value grant date calculation of Xicor's ESPP:

                                                              2000     1999
                                                              -----    -----
Expected life (years).......................................    1.2      0.5
Interest rate...............................................   4.93%    4.54%
Volatility..................................................     80%      78%
Dividend yield..............................................      0%       0%

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

     The pro forma net income (loss) resulting from the increased compensation costs for awards granted under the stock option and employee stock purchase plans was $9,638,000 or $0.45 per basic share and $0.41 per diluted share in 2000; ($27,935,000) or ($1.37) per share in 1999; and ($31,634,000) or ($1.64)
per share in 1998.

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

                                  XICOR, INC.

Following the purchase, Xicor will continue to supply such chips to Emosyn, and will also continue to sell its security products using its distribution channels to all applications other than smart cards. Sales to Emosyn were less than one percent of total sales in both 2000 and 1999.

NOTE 8 -- EMPLOYEE INCENTIVE CASH BONUS PROFIT SHARING PROGRAM:

     Xicor has an Employee Incentive Cash Bonus Profit Sharing Program (the "Program"). Under the Program, twice a year (two profit sharing periods) up to 15% of Xicor's consolidated operating income, excluding certain non-product sales and restructuring charges and credits, is distributed to employees. The exact percentage to be distributed is determined by a Committee of the Board of Directors. Profit sharing bonuses relating to 2000 and 1999 totaled $0.5 million and $0.2 million, respectively. No profit sharing bonuses were paid relating to 1998.

NOTE 9 -- INCOME TAXES:

     The income tax provision consists of the following:

                                                    YEAR ENDED DECEMBER 31,
                                                    ------------------------
                                                    2000      1999      1998
                                                    ----      ----      ----
                                                         (IN THOUSANDS)
Federal...........................................  $173      $--       $--
State.............................................   197       --        --
Foreign...........................................   121       --        --
                                                    ----      ---       ---
                                                    $491      $--       $--
                                                    ====      ===       ===

     The reconciliation between the amount computed by applying the U.S. Federal statutory rate and the reported tax expense is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                  2000       1999       1998
                                                  -----      -----      -----
Federal statutory rate..........................   35.0%     (35.0)%    (35.0)%
Operating losses with no current benefit........     --       35.0       35.0
Net benefit of deferred tax assets not
  previously recognized.........................  (32.2)        --         --
Foreign, alternative minimum and other taxes....    0.8         --         --
                                                  -----      -----      -----
                                                    3.6%       0.0%       0.0%
                                                  =====      =====      =====

                                  XICOR, INC.

     Deferred tax assets (liabilities) are comprised of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Federal and state loss and credit carryforwards......  $ 30,051    $ 27,189
  Capitalized research and development.................     6,735       6,084
  Inventory reserves and basis difference..............     7,420       5,869
  Deferred income on shipments to distributors.........     3,809       3,119
  Restructuring........................................     1,699      10,088
  Depreciation.........................................       979       3,174
  Other................................................     1,972       1,943
                                                         --------    --------
                                                           52,665      57,466
Deferred tax liabilities...............................    (2,735)     (2,958)
Deferred tax assets valuation allowance................   (49,930)    (54,508)
                                                         --------    --------
Net deferred taxes.....................................  $     --    $     --
                                                         ========    ========

     The deferred tax assets valuation allowance is attributed to U.S. Federal and state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required.

     At December 31, 2000, Xicor had Federal tax net operating loss carryforwards and general business credit carryforwards of approximately $70 million and $1.8 million, respectively. These carryforwards expire in varying amounts from 2001 through 2015. The net operating loss carryforward includes approximately $14 million resulting from employee exercises of non-qualified stock options, the tax benefit of which, when realized, will be accounted for as an addition to common stock rather than as a reduction of the provision for income taxes. At December 31, 2000, Xicor also had California state tax net operating loss and credit carryforwards of approximately $4.2 million and $3.5 million, respectively. These carryforwards expire in varying amounts from 2002 to 2010. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

NOTE 10 -- CONTINGENCIES:

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Xicor, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Xicor, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
January 23, 2001

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

     The following table sets forth unaudited financial information for each quarterly reporting period in the fiscal years ended December 31, 2000 and 1999:

                                                                2000
                                              ----------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------    -------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................  $32,145    $30,121    $31,060    $29,523
Cost of sales...............................   18,546     17,413     18,606     17,107
Research and development....................    4,074      3,953      3,966      3,887
Selling, general and administrative.........    6,395      6,556      6,774      6,397
Restructuring charge (credit)...............       --       (189)      (256)    (3,396)
Net income..................................    3,023      2,402      2,045      5,696
Net income per share:
  Basic.....................................     0.14       0.11       0.10       0.27
  Diluted...................................     0.13       0.10       0.09       0.25
Shares used in per share calculations:
  Basic.....................................   20,894     21,172     21,280     21,411
  Diluted...................................   23,306     23,048     23,153     22,635

                                                                1999
                                              ----------------------------------------
                                               FIRST     SECOND      THIRD     FOURTH
                                              -------    -------    -------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................  $25,656    $28,751    $29,542   $ 30,938
Cost of sales...............................   21,001     21,305     18,840     19,328
Research and development....................    3,559      3,683      3,581      3,737
Selling, general and administrative.........    5,262      5,553      5,864      5,681
Restructuring charge........................       --         --         --     23,719
Net income (loss)(1)........................   (4,397)    (1,993)     1,074    (21,613)
Net income (loss) per share:
  Basic.....................................    (0.22)     (0.10)      0.05      (1.05)
  Diluted...................................    (0.22)     (0.10)      0.05      (1.05)
Shares used in per share calculations:
  Basic.....................................   20,173     20,257     20,364     20,500
  Diluted...................................   20,173     20,257     22,141     20,500

---------------
(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations for factors contributing to the losses.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

        (1) FINANCIAL STATEMENTS.

                                                                          PAGE
                                                                          ----
            Consolidated Balance Sheets as of December 31, 2000 and        18
              1999......................................................
            Consolidated Statements of Operations for each of the three    19
              years in the period ended December 31, 2000...............
            Consolidated Statements of Shareholders' Equity for each of    20
              the three years in the period ended December 31, 2000.....
            Consolidated Statements of Cash Flows for each of the three    21
              years in the period ended December 31, 2000...............
            Notes to Consolidated Financial Statements..................   22
            Report of Independent Accountants...........................   32

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

        (b) REPORTS ON FORM 8-K.

           Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 28th day of March 2001.

                                          XICOR, INC.
                                          Registrant

                                          By        /s/ LOUIS DINARDO
                                            ------------------------------------
                                                       Louis DiNardo
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis DiNardo and Geraldine N. Hench, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ J. DANIEL MCCRANIE                       Chairman of the Board       March 28, 2001
-----------------------------------------------------
                (J. Daniel McCranie)

                  /s/ LOUIS DINARDO                     President and Chief Executive   March 28, 2001
-----------------------------------------------------   Officer, (Principal Executive
                   (Louis DiNardo)                                Officer)

                  /s/ JULIUS BLANK                                Director              March 28, 2001
-----------------------------------------------------
                   (Julius Blank)

                 /s/ ANDREW W. ELDER                              Director              March 28, 2001
-----------------------------------------------------
                  (Andrew W. Elder)

               /s/ EMMANUEL HERNANDEZ                             Director              March 28, 2001
-----------------------------------------------------
                (Emmanuel Hernandez)

                /s/ GEOFFREY WINKLER                              Director              March 28, 2001
-----------------------------------------------------
                 (Geoffrey Winkler)

               /s/ GERALDINE N. HENCH                    Vice President, Finance and    March 28, 2001
-----------------------------------------------------      Chief Financial Officer
                (Geraldine N. Hench)                    (Principal Financial Officer
                                                          and Principal Accounting
                                                                  Officer)

                                  XICOR, INC.

                               INDEX TO EXHIBITS
                                  ITEM 14(a)3.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Amended and Restated Articles of Incorporation dated
         December 9, 1987 filed as Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by
         reference.
 3.2     By-laws, as amended to date, filed as Exhibit 3.2 with Form
         10-K for the year ended December 31, 1987, is hereby
         incorporated by reference.
 3.2A    Certificate of Amendment of By-Laws effective as of January
         28, 1998 filed as Exhibit 3.2A with Form 10-K for the year ended December 31, 1998, is hereby incorporated by
         reference.
 3.2B    Certificate of Amendment of By-Laws effective as of June 4,
         1999 filed as Exhibit 3.2B with Form 10-K for the year ended
         December 31, 1999, is hereby incorporated by reference.
 3.2C    Certificate of Amendment of By-Laws effective as of May 30,
         2000 is filed herewith as Exhibit 3.2C.
10.1     Xicor, Inc. 1990 Incentive and Non-incentive Stock Option
         Plan (As Amended and Restated January 26, 2000) filed as
         Exhibit 4.2 with Form S-8 Registration Statement Number
         333-54436 on January 26, 2001, is hereby incorporated by
         reference.
10.2     Lease dated March 24, 2000, filed as Exhibit 10.5 with Form
         10-Q for the quarterly period ended April 2, 2000, is hereby incorporated by reference.
10.3     Lease dated November 23, 1983, Exhibit 1 of the Exhibits
         filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
10.3A    Amendment to lease dated November 23, 1983 filed as Exhibit
         10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
10.3B    Amendment to lease dated November 23, 1983 filed as Exhibit
         10.3B with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.6     Form of Indemnification Agreement entered into between
         Xicor, Inc. and each of its Officers and Directors filed as
         Exhibit 10.6A with Form 10-Q for the quarterly period ended
         June 30, 1996, is hereby incorporated by reference.
10.7     Lingsen-Xicor Dedicated Production Agreement dated September
         21, 1988 as amended on March 11, 1989, April 14, 1989 and
         September 8, 1989 filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
10.8     Loan and Security Agreement dated March 10, 1993 with
         CoastFed Business Credit Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1992, is
         hereby incorporated by reference.
10.8A    Fourth Amendment to Loan Documents and Letter of Credit
         Collateral Agreement filed as Exhibit 10.8A with Form 10-Q for the quarterly period ended July 4, 1999, is hereby
         incorporated by reference.
10.9     Xicor, Inc. 2000 Director Option Plan filed as Exhibit 4.3 with Form S-8 Registration Statement Number 333-54436 on
         January 26, 2001, is hereby incorporated by reference.
10.10*   Xicor-Yamaha Semiconductor Manufacturing Foundry Agreement
         dated February 6, 1997 filed as Exhibit 10.10 with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
10.11    Xicor, Inc. 1998 Employee Stock Purchase Plan filed as
         Exhibit 10.11 with Form 10-K for the year ended December 31,
         1998, is hereby incorporated by reference.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.12    Xicor, Inc. 1998 Nonstatutory Stock Option Plan (as Amended
         and Restated December 12, 2000) filed as Exhibit 4.1 with
         Form S-8 Registration Statement Number 333-54436 on January
         26, 2001, is hereby incorporated by reference.
10.13*   Foundry Agreement by and between Xicor, Inc. and Zentrum
         Mikroelektronic Dresden GmbH dated April 8, 1999 filed as
         Exhibit 10.13 with Form 10-K for the year ended December 31,
         1999, is hereby incorporated by reference.
10.14*   Xicor-Sanyo Semiconductor Manufacturing Foundry Agreement
         dated May 1, 1999 filed as Exhibit 10.14 with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.15    Asset Purchase Agreement between Standard MEMS, Inc. and
         Xicor, Inc. dated October 24, 2000 filed as Exhibit 2.1 with
         Form 8-K on November 17, 2000, is hereby incorporated by
         reference.
10.16**  Xicor-Standard MEMS Semiconductor Manufacturing Foundry
         Agreement dated October 24, 2000 is filed herewith as
         Exhibit 10.16.
21.      List of Subsidiaries.
23.      Consent of PricewaterhouseCoopers LLP.
24.      Powers of Attorney (included on the signature pages hereof).

---------------

 * Confidential treatment has been granted as to certain portions of this Exhibit.

** Confidential treatment of certain portions has been requested.