Form 10-Q
period 2001-04-01
XICOR INC
filed 2001-05-15
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended April 1, 2001

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

             Yes       [X]                         No       [ ]

                  NUMBER OF SHARES OUTSTANDING AT APRIL 1, 2001
                                   21,506,070

                                   XICOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED APRIL 1, 2001


                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I:        FINANCIAL INFORMATION

               ITEM 1.       FINANCIAL STATEMENTS

                             Consolidated Balance Sheets at April 1, 2001
                               and December 31, 2000                                        1

                             Consolidated Statements of Operations for the three
                               months ended April 1, 2001 and April 2, 2000                 2

                             Consolidated Statements of Cash Flows for the three
                               months ended April 1, 2001 and April 2, 2000                 3

                             Notes to Consolidated Financial Information                    4

               ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL              5
                              CONDITION AND RESULTS OF OPERATIONS


PART II:       OTHER INFORMATION

               ITEM 1.       LEGAL PROCEEDINGS                                             17

               ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURES                                                                                 17

PART I:        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              April 1,                December 31,
                                                                2001                      2000
                                                            -------------             -------------
                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                 $  30,608,000             $  29,121,000
  Accounts receivable                                           7,874,000                10,812,000
  Inventories                                                   6,408,000                14,380,000
  Prepaid expenses and other current assets                       644,000                   639,000
                                                            -------------             -------------
        Total current assets                                   45,534,000                54,952,000

Property, plant and equipment,
  at cost less accumulated depreciation                         7,474,000                 9,166,000
Other assets                                                      220,000                   205,000
                                                            -------------             -------------
                                                            $  53,228,000             $  64,323,000
                                                            =============             =============


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $  12,690,000             $  11,132,000
  Accrued expenses                                             12,411,000                12,637,000
  Deferred income on shipments to distributors                 12,875,000                14,258,000
  Deferred gain on sale of fab assets                           3,970,000                 4,600,000
  Current portion of long-term obligations                        620,000                   766,000
                                                            -------------             -------------
        Total current liabilities                              42,566,000                43,393,000


Long-term obligations                                             593,000                   715,000
                                                            -------------             -------------
  Total liabilities                                            43,159,000                44,108,000
                                                            -------------             -------------

Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                         --                        --
  Common stock; 75,000,000 shares authorized;
    21,506,070 and 21,466,270 shares outstanding              131,692,000               131,605,000
  Accumulated deficit                                        (121,623,000)             (111,390,000)
                                                            -------------             -------------
                                                               10,069,000                20,215,000
                                                            -------------             -------------
                                                            $  53,228,000             $  64,323,000
                                                            =============             =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                         --------------------------------------
                                                         April 1, 2001            April 2, 2000
                                                         -------------            -------------
       Net sales                                         $ 24,035,000             $ 32,145,000
       Cost of sales                                       21,519,000               18,546,000
                                                         ------------             ------------
         Gross profit                                       2,516,000               13,599,000
                                                         ------------             ------------

       Operating expenses:
         Research and development                           3,894,000                4,074,000
         Selling, general and administrative                5,967,000                6,395,000
         Restructuring charge                               3,205,000                       --
                                                         ------------             ------------
                                                           13,066,000               10,469,000
                                                         ------------             ------------

       Income (loss) from operations                      (10,550,000)               3,130,000
       Interest expense                                       (45,000)                (265,000)
       Interest income                                        423,000                  317,000
                                                         ------------             ------------

       Income (loss) before income taxes                  (10,172,000)               3,182,000
       Provision for income taxes                              61,000                  159,000
                                                         ------------             ------------

       Net income (loss)                                 $(10,233,000)            $  3,023,000
                                                         ============             ============

       Net income (loss) per common share:
         Basic                                           $      (0.48)            $       0.14
                                                         ============             ============
         Diluted                                         $      (0.48)            $       0.13
                                                         ============             ============

       Shares used in per share calculations:
         Basic                                             21,487,000               20,894,000
                                                         ============             ============
         Diluted                                           21,487,000               23,306,000
                                                         ============             ============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                         --------------------------------------
                                                                         April 1, 2001            April 2, 2000
                                                                         -------------            -------------
Cash flows from operating activities:
  Net income (loss)                                                      $(10,233,000)            $  3,023,000
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation                                                          1,087,000                  991,000
      Amortization of fab gain                                               (630,000)                      --
      Non-cash restructuring charge                                         1,249,000                       --
      Changes in assets and liabilities:
       Accounts receivable                                                  2,938,000               (3,500,000)
       Inventories                                                          7,972,000                1,945,000
       Prepaid expenses and other current assets                               (5,000)                 (65,000)
       Other assets                                                           (15,000)                      --
       Accounts payable and accrued expenses                                1,332,000                1,294,000
       Deferred income on shipments to distributors                        (1,383,000)                 598,000
                                                                         ------------             ------------
Net cash provided by operating activities                                   2,312,000                4,286,000
                                                                         ------------             ------------

Cash flows from investing activities:
 Investments in plant and equipment, net                                     (644,000)                (882,000)
                                                                         ------------             ------------
Net cash used in investing activities                                        (644,000)                (882,000)
                                                                         ------------             ------------

Cash flows from financing activities:
 Repayments of long-term obligations                                         (268,000)              (1,370,000)
 Net proceeds from sale of common stock                                        87,000                1,512,000
                                                                         ------------             ------------
Net cash provided by (used in) financing activities                          (181,000)                 142,000
                                                                         ------------             ------------

Increase (decrease) in cash and cash equivalents                            1,487,000                3,546,000
Cash and cash equivalents at beginning of year                             29,121,000               22,233,000
                                                                         ------------             ------------
Cash and cash equivalents at end of period                               $ 30,608,000             $ 25,779,000
                                                                         ============             ============

Supplemental information:
Cash paid (refunded) during the year for:
 Interest expense                                                        $     43,000             $    263,000
 Income taxes                                                                (116,000)                  31,000

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                                   (Unaudited)

NOTE 1 - THE COMPANY:

        In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with Xicor's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

NOTE 2 - NET INCOME (LOSS) PER SHARE:

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 4,396,300 shares of common stock were outstanding at April 1, 2001, but were excluded from the earnings per share (EPS) computation for the three months ended April 1, 2001 as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

        The net income (loss) for the periods reported also approximated the comprehensive net income (loss) for such periods.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                   April 1,               December 31,
                                                     2001                     2000
                                                 ------------             ------------
Inventories:
  Raw materials and supplies                     $    439,000             $    616,000
  Work in process                                   4,298,000                9,681,000
  Finished goods                                    1,671,000                4,083,000
                                                 ------------             ------------
                                                 $  6,408,000             $ 14,380,000
                                                 ============             ============
Property, plant and equipment:
  Leasehold improvements                         $  2,701,000             $  3,846,000
  Equipment                                        39,478,000               41,318,000
  Furniture and fixtures                            1,102,000                1,228,000
  Construction in progress                            364,000                  615,000
                                                 ------------             ------------
                                                   43,645,000               47,007,000
  Accumulated depreciation                        (36,171,000)             (37,841,000)
                                                 ------------             ------------
                                                 $  7,474,000             $  9,166,000
                                                 ============             ============
Accrued expenses:
  Accrued wages and employee benefits            $  2,675,000             $  2,842,000
  Accrued restructuring liabilities                 3,722,000                2,537,000
  Other accrued expenses                            6,014,000                7,258,000
                                                 ============             ============
                                                 $ 12,411,000             $ 12,637,000
                                                 ============             ============

Accounts receivable:

        Accounts receivable at April 1, 2001 and December 31, 2000 are presented net of an allowance for doubtful accounts of $500,000.

Restructuring:

        In the fourth quarter of 2000, Xicor committed to certain workforce reductions to streamline operations and further implement the Company's outsourced manufacturing strategy. The related restructuring accrual balance of $2.5 million at December 31, 2000 consisted of $2.0 million of severance costs to reduce Xicor's workforce by approximately 50 employees primarily in administrative, manufacturing and support groups and $0.5 million of other restructuring related costs.

        In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor's first quarter 2001 results include a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write-down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for an additional reduction in Xicor's workforce of approximately 95 employees, primarily in manufacturing, sales and support groups, and $0.5 million of other restructuring related costs. The $1.2 million balance of the restructuring charge related principally to the write-off of leasehold improvements in the facility that is being vacated as a result of the restructuring plan.

        In the first quarter of 2001, Xicor reduced its workforce by 20 employees and utilized $0.8 million of the restructuring reserve for related severance costs. The remaining reductions in workforce are planned to occur in the second and third quarters of 2001. At April 1, 2001, the restructuring accrual of $3.7 million consisted of $2.7 million of severance costs to reduce the workforce by approximately 125 employees, primarily in manufacturing, administrative, sales and support groups, and $1.0 million of other costs associated with facilities being vacated, including the building which currently houses our test operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended April 1, 2001 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the first quarter of 2001 were $24.0 million, a 25% decrease compared to the first quarter of 2000 and a 19% decrease from fourth quarter 2000 sales. Xicor's sales are derived from two product groups, mixed-signal products and memory products. During the first quarter of 2001, Xicor continued to progress with its transition to a differentiated product strategy and completed the quarter with mixed-signal product sales of $10.8 million, or 45% of total sales, and mixed-signal sales growth of 16% over the first quarter of 2000 and 2% over the fourth quarter of 2000. Overall economic and industry-wide conditions were weak in the first quarter of 2001, and the increase in mixed-signal sales was more than offset by reduced sales of memory products. While the economic slowdown is continuing in the second quarter of 2001, the Company expects mixed-signal sales to grow sequentially and overall sales to decline from the first quarter of 2001 by approximately 17% or $4 million due to lower memory product sales.

        In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor's first quarter 2001 results include an $8.2 million charge to cost of sales to write-down inventories to their net realizable value and a $3.2 million restructuring charge. While Xicor's goal is to sell the serial memory business, the compound effect of the current overall weak economic and industry-wide conditions and uncertain sales in the serial memory business necessitated the inventory write-down. The $3.2 million restructuring charge consisted of $1.5 million of severance-related costs for an additional reduction in Xicor's workforce of approximately 95 employees, $1.2 million of fixed asset write-offs principally related to leasehold improvements in the facility that currently houses our test operation and $0.5 million of other restructuring-related costs. The restructuring activities are expected to be completed in 2001. Estimated annual cost reductions of $6.0 million associated with the completion of the restructuring plan are expected to mitigate the effect of lower memory product sales.

        Gross profit as a percentage of sales was 10% in the first quarter of 2001. Cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories as previously discussed. Excluding the inventory write-down, gross profit as a percentage of sales was 45% in the first quarter of 2001 compared to 42% in the first quarter of 2000. This gross profit percentage improvement was due primarily to the increased percentage of mixed-signal sales, the amortization of $0.6 million of the deferred gain on the sale of the fab assets and lower costs associated with outsourcing, partially offset by lower average selling prices. We expect that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices.

        Research and development expenses decreased slightly in the first quarter of 2001 compared to the first quarter of 2000. The Company continues to invest in research and development to support new product and process development. Research and development expenses in the second quarter of 2001 are expected to be consistent with the level reported in the first quarter of 2001.

        Selling, general and administrative expenses decreased to $6.0 million in the first quarter of 2001 from $6.4 million in the first quarter of 2000 due primarily to lower commission expense resulting from the decreased sales and cost control measures implemented during the first quarter of 2001. Xicor anticipates a further decrease in the amount of selling, general and administrative spending in the second quarter of 2001 due to cost cutting measures and anticipated lower sales.

        Interest expense decreased in the first quarter of 2001 compared to the first quarter of 2000 due to lower long-term debt. In November 2000 the Company paid off substantial equipment lease debt related to the wafer fabrication assets in connection with the sale of its Milpitas wafer fabrication assets. No new leases were entered into during 2000 or the first quarter of 2001.

        Interest income increased in the first quarter of 2001 compared to the first quarter of 2000 due to an increase in the average balance invested caused primarily by funds generated from operating activities, net proceeds from the sale of the Milpitas wafer fabrication assets in November 2000 and proceeds from the issuance of stock under employee stock plans in 2000 and the first quarter of 2001. Interest income is expected to decrease as a result of lower interest rates and cash used to pay restructuring liabilities.

        The provision for income taxes for the first quarter of 2001 and the first quarter of 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $49.9 million at December 31, 2000 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

        At April 1, 2001, Xicor had $30.6 million in cash and cash equivalents, an increase of $1.5 million from the $29.1 million balance at the end of 2000. During the three months ended April 1, 2001, Xicor generated $2.3 million of cash from operating activities and $0.1 million from employee stock plans. Xicor used $0.6 million for equipment purchases and $0.3 million to repay long-term obligations.

        During 2001 Xicor expects to use cash to fund costs associated with restructuring activities, to repay long-term obligations and purchase equipment and software. Capital expenditures for 2001 are currently planned at approximately $4 million and are primarily related to product design, engineering and testing. At April 1, 2001, Xicor had entered into commitments for equipment purchases aggregating less than $0.5 million.

        Xicor has a line of credit agreement with a financial institution that expires March 25, 2002, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At April 1, 2001, the entire $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Currently, $1.0 million of the line of credit is reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding restructuring plans to reduce Xicor's workforce; plans to complete the move to fully outsourced test and assembly operations; the goal to sell the serial memory business; expected cost reductions from Xicor's restructuring plan; the expectation that mixed-signal sales will grow sequentially and overall sales will decline from the first quarter of 2001 by approximately 17% or $4 million due to lower memory product sales; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the expectation that research and development expenses in the second quarter of 2001 will be consistent with the first quarter of 2001; the anticipation of a further decrease in selling, general and administrative spending in the second quarter of 2001; the expectation that interest income will decrease; and the expectation that sufficient cash, working capital and credit will be available to support operations for the next twelve months, including costs associated with restructuring activities, repayment of long-term obligations and the purchase of equipment and software. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry; the ability of Xicor to secure a buyer for the serial memory business; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor's ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners' timely ability to successfully manufacture products for Xicor using Xicor's proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        You should not use our past financial performance to predict future operating results. We have incurred net losses in three of the last four years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control:

        - the cyclical nature of both the semiconductor industry and the markets addressed by our products including the current severe business down cycle;

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

THE EXIT FROM A PORTION OF OUR MEMORY BUSINESS HAS CHANGED OUR BUSINESS MODEL AND WILL CAUSE A REDUCTION IN OUR REVENUES.

        Xicor's exit from the serial EEPROM memory business involves substantial risk. The transition out of the serial EEPROM memory business is requiring the Company to devote significant time and expense to transition activities at the same time it is increasing its focus on its mixed-signal products. Xicor may be unable to successfully complete this transition and if Xicor's penetration of the mixed-signal market does not increase, Xicor's operating results could be seriously harmed and its stock price could decline. Further, as a result of the transition, Xicor will be a smaller company with limited resources and a reduced workforce. Xicor may not be able to effectively use its limited resources to increase new product development and build its mixed-signal product business. This could cause a further decline in Xicor's revenues.

THE SELLING PRICES FOR OUR PRODUCTS ARE VOLATILE AND HAVE HISTORICALLY DECLINED OVER THE LIFE OF A PRODUCT. IN ADDITION, THE CYCLICAL NATURE OF THE SEMICONDUCTOR INDUSTRY PRODUCES FLUCTUATIONS IN OUR OPERATING RESULTS.

        The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns of this type occurred in 1997 and 1998 and we are presently experiencing an economic slowdown. Downturns are generally characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than one year. Our continued success depends on the continued growth of various electronics industries that use semiconductors, including manufacturers of computers, communications equipment, automotive electronics, industrial controls, consumer electronics, data networking and military equipment, and a better supply and demand balance within the industry. Our business is currently and in the future could be harmed by cyclical conditions in the semiconductor industry or by slower growth in any of the markets served by our customers' products.

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

WE DEPEND ON DISTRIBUTORS AND MANUFACTURERS' REPRESENTATIVES TO GENERATE A MAJORITY OF OUR SALES.

        Distributors are not themselves end users, but rather serve as a channel of sale to many end users of our products. We rely on distributors and manufacturers' representatives to sell our products and these entities could discontinue selling our products at any time. The loss of any significant distributor or manufacturers' representative could seriously harm our operating results by impairing our ability to sell our products. During the first quarter of 2001, one distributor accounted for 21% of our sales.

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

DURING THE FOURTH QUARTER OF 2000 WE BECAME A FABLESS SEMICONDUCTOR COMPANY AND NOW DEPEND ON A LIMITED NUMBER OF FOUNDRIES TO MANUFACTURE OUR PRODUCTS. THESE FOUNDRIES MAY NOT BE WILLING OR ABLE TO SATISFY OUR MANUFACTURING REQUIREMENTS, WHICH COULD CAUSE OUR SALES TO DECLINE.

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

        There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the design and development of our products. Competition has been especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located.

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

        Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our sales do not meet our revenue projections. Revenue shortfalls can occur for any of the following reasons:

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

        In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we order materials and produce finished products in advance of anticipated customer demand. This advance ordering and production has and may continue to result in excess inventory levels or inventory write-downs if expected orders fail to materialize or prices decrease substantially.

WE HAVE ENTERED INTO CERTAIN MINIMUM WAFER PURCHASE COMMITMENTS WITH FOUNDRY PARTNERS IN EXCHANGE FOR CAPACITY COMMITMENTS AND PLAN OUR PRODUCTION BASED ON INTERNAL FORECASTS OF CUSTOMER DEMAND. SHOULD DEMAND FOR OUR PRODUCTS DECREASE, WE MAY BE REQUIRED TO MAKE PAYMENTS FOR UNUSED CAPACITY WHICH WOULD CAUSE OUR COSTS TO INCREASE.

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

        We compete with major domestic and international semiconductor companies such as Atmel Corporation, ST Microelectronics, Maxim, and Texas Instruments, all of whom have substantially greater financial, technical, marketing, distribution, and other resources than we do. Many of our competitors have their own facilities for the production of semiconductor components and have recently added significant capacity for such production. In addition, we may in the future experience direct competition from our foundry partners. Some of our foundry partners have the right to fabricate certain products based on our process technology and co-developed circuit design, and to sell such products worldwide.

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

OUR COST OF SALES MAY INCREASE IF WE ARE REQUIRED TO PURCHASE ADDITIONAL MANUFACTURING CAPACITY IN THE FUTURE.

        To obtain additional manufacturing capacity in the future, we may be required to make deposits, equipment purchases, loans, enter into joint ventures, equity investments or technology licenses in or with wafer fabrication companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing in order to secure this capacity and we may not be able to obtain such financing.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO DO SUCCESSFULLY.

        We rely on a combination of patents, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Policing unauthorized use of our intellectual property, however, is difficult, especially in foreign countries. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We recently filed suit against a competitor to protect our intellectual property. Litigation of this type can result in substantial costs and diversion of resources and can harm our business, operating results and financial condition regardless of the outcome of the litigation.

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

        We have received notices claiming infringement of patents from several semiconductor manufacturers with respect to certain aspects of our processes and devices and these matters are under investigation and review. Although patent holders typically offer licenses and we have entered into such license agreements in the past, we may not be able to obtain licenses on acceptable terms, and disputes may not be resolved without costly litigation.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

        Our international sales accounted for approximately 62% of total sales in the first quarter of 2001. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

BUSINESS INTERRUPTIONS COULD HARM OUR BUSINESS.

        Our operations and those of certain of our foundries and other manufacturing subcontractors are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities and the facility of one of our foundries in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of Xicor and its foundry. In addition, business interruption insurance may not provide protection due to the deductible periods or be enough to compensate us for losses that may occur.

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

PART II:       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        On April 17, 2001 Xicor filed suit against Catalyst Semiconductor in Delaware Federal District Court alleging violation of a Xicor Digital Potentiometer patent. Xicor has asked the court to issue a permanent injunction barring Catalyst from using Xicor's patented technology in their recently announced mixed-signal, nonvolatile, Digitally Programmable Potentiometer products.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        None.


(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended April 1, 2001.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  XICOR, INC., a
                                  California Corporation

                                  By /s/ Louis DiNardo
                                  ----------------------------------
                                  Louis DiNardo
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                  By /s/ Geraldine N. Hench
                                  ----------------------------------
                                  Geraldine N. Hench
                                  Vice President, Finance
                                 (Principal Financial Officer)


Date:  May 14, 2001