Form 10-Q
period 2001-07-01
XICOR INC
filed 2001-08-14
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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

                                Yes [x]  No [ ]

                  NUMBER OF SHARES OUTSTANDING AT JULY 1, 2001
                                   21,775,477

                                   XICOR, INC.

                                    FORM 10-Q

                           QUARTER ENDED JULY 1, 2001


                                      INDEX


                                                                               PAGE
                                                                               ----
PART I:        FINANCIAL INFORMATION

               ITEM 1. FINANCIAL STATEMENTS

                       Consolidated Balance Sheets at July 1, 2001
                         and December 31, 2000                                   1

                       Consolidated Statements of Operations for the three
                         and six months ended July 1, 2001 and July 2, 2000      2

                       Consolidated Statements of Cash Flows for the six
                         months ended July 1, 2001 and July 2, 2000              3

                       Notes to Consolidated Financial Information               4

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS                     6

PART II:       OTHER INFORMATION

               ITEM 1. LEGAL PROCEEDINGS                                        16

               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      16

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         17

SIGNATURES                                                                      17

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         July 1,           December 31,
                                                          2001                 2000
                                                      -------------       -------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                           $  30,466,000       $  29,121,000
  Accounts receivable                                     7,787,000          10,812,000
  Inventories                                             7,098,000          14,380,000
  Prepaid expenses and other current assets                 390,000             639,000
                                                      -------------       -------------
        Total current assets                             45,741,000          54,952,000

Property, plant and equipment,
  at cost less accumulated depreciation                   6,729,000           9,166,000
Other assets                                                221,000             205,000
                                                      -------------       -------------
                                                      $  52,691,000       $  64,323,000
                                                      =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  13,223,000       $  11,132,000
  Accrued expenses                                       10,799,000          12,637,000
  Deferred income on shipments to distributors           12,123,000          14,258,000
  Deferred gain on sale of fab assets                     3,341,000           4,600,000
  Current portion of long-term obligations                  585,000             766,000
                                                      -------------       -------------
        Total current liabilities                        40,071,000          43,393,000

Long-term obligations                                     1,218,000             715,000
                                                      -------------       -------------
        Total liabilities                                41,289,000          44,108,000
                                                      -------------       -------------
Shareholders' equity:
  Preferred stock; 5,000,000 shares authorized                   --                  --
  Common stock; 75,000,000 shares authorized;
    21,775,477 and 21,466,270 shares outstanding        132,394,000         131,605,000
  Accumulated deficit                                  (120,992,000)       (111,390,000)
                                                      -------------       -------------
                                                         11,402,000          20,215,000
                                                      -------------       -------------
                                                      $  52,691,000       $  64,323,000
                                                      =============       =============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended                     Six Months Ended
                                            -------------------------------       -------------------------------
                                            July 1, 2001       July 2, 2000       July 1, 2001       July 2, 2000
                                            ------------       ------------       ------------       ------------
Net sales                                   $ 19,119,000       $ 30,121,000       $ 43,154,000       $ 62,266,000
Cost of sales                                 10,089,000         17,413,000         31,608,000         35,959,000
                                            ------------       ------------       ------------       ------------
  Gross profit                                 9,030,000         12,708,000         11,546,000         26,307,000
                                            ------------       ------------       ------------       ------------

Operating expenses:
  Research and development                     3,767,000          3,953,000          7,661,000          8,027,000
  Selling, general and administrative          4,899,000          6,556,000         10,866,000         12,951,000
  Restructuring charge (credit)                       --           (189,000)         3,205,000           (189,000)
                                            ------------       ------------       ------------       ------------
                                               8,666,000         10,320,000         21,732,000         20,789,000
                                            ------------       ------------       ------------       ------------

Income (loss) from operations                    364,000          2,388,000        (10,186,000)         5,518,000
Interest expense                                 (31,000)          (242,000)           (76,000)          (507,000)
Interest income                                  332,000            373,000            755,000            690,000
                                            ------------       ------------       ------------       ------------

Income (loss) before income taxes                665,000          2,519,000         (9,507,000)         5,701,000
Provision for income taxes                        34,000            117,000             95,000            276,000
                                            ------------       ------------       ------------       ------------
Net income (loss)                           $    631,000       $  2,402,000       $ (9,602,000)      $  5,425,000
                                            ============       ============       ============       ============

Net income (loss) per common share:
  Basic                                     $       0.03       $       0.11       $      (0.45)      $       0.26
                                            ============       ============       ============       ============
  Diluted                                   $       0.03       $       0.10       $      (0.45)      $       0.23
                                            ============       ============       ============       ============

Shares used in per share calculations:
  Basic                                       21,645,000         21,172,000         21,566,000         21,033,000
                                            ============       ============       ============       ============
  Diluted                                     23,673,000         23,048,000         21,566,000         23,286,000
                                            ============       ============       ============       ============



          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months Ended
                                                                   -------------------------------
                                                                   July 1, 2001       July 2, 2000
                                                                   ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                $ (9,602,000)      $  5,425,000
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation                                                    2,090,000          2,006,000
      Amortization of fab gain                                       (1,259,000)                --
      Non-cash restructuring charge                                   1,249,000                 --
      Changes in assets and liabilities:
       Accounts receivable                                            3,025,000         (2,767,000)
       Inventories                                                    7,282,000           (319,000)
       Prepaid expenses and other current assets                        249,000            119,000
       Other assets                                                     (16,000)            51,000
       Accounts payable and accrued expenses                            253,000          3,905,000
       Deferred income on shipments to distributors                  (2,135,000)            13,000
                                                                   ------------       ------------
Net cash provided by operating activities                             1,136,000          8,433,000
                                                                   ------------       ------------

Cash flows from investing activities:
 Investments in plant and equipment, net                                (83,000)        (2,821,000)
                                                                   ------------       ------------
Net cash used in investing activities                                   (83,000)        (2,821,000)
                                                                   ------------       ------------
Cash flows from financing activities:
 Repayments of long-term obligations                                   (497,000)        (2,460,000)
 Net proceeds from sale of common stock                                 789,000          1,755,000
                                                                   ------------       ------------
Net cash provided by (used in) financing activities                     292,000           (705,000)
                                                                   ------------       ------------

Increase in cash and cash equivalents                                 1,345,000          4,907,000
Cash and cash equivalents at beginning of year                       29,121,000         22,233,000
                                                                   ------------       ------------
Cash and cash equivalents at end of quarter                        $ 30,466,000       $ 27,140,000
                                                                   ============       ============

Supplemental information:
Cash paid (refunded) during the year for:
  Interest expense                                                 $     92,000       $    262,000
  Income taxes                                                          (72,000)           231,000
Equipment acquired pursuant to long-term obligations                    819,000                 --



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

NOTE 2 - NET INCOME (LOSS) PER SHARE:

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 5,034,113 shares of common stock were outstanding at July 1, 2001, but were excluded from the earnings per share (EPS) computation for the six months ended July 1, 2001 as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

        The net income (loss) for the periods reported also approximated the comprehensive net income (loss) for such periods.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                 July 1,           December 31,
                                                  2001                2000
                                              ------------         ------------
Inventories:
  Raw materials and supplies                  $    267,000         $    616,000
  Work in process                                5,140,000            9,681,000
  Finished goods                                 1,691,000            4,083,000
                                              ------------         ------------
                                              $  7,098,000         $ 14,380,000
                                              ============         ============
Property, plant and equipment:
  Leasehold improvements                      $  2,664,000         $  3,846,000
  Equipment                                     37,420,000           41,318,000
  Furniture and fixtures                         1,098,000            1,228,000
  Construction in progress                              --              615,000
                                              ------------         ------------
                                                41,182,000           47,007,000
  Accumulated depreciation                     (34,453,000)         (37,841,000)
                                              ------------         ------------
                                              $  6,729,000         $  9,166,000
                                              ============         ============

Accrued expenses:
  Accrued wages and employee benefits         $  2,307,000         $ 2,842,000
  Accrued restructuring liabilities              2,634,000           2,537,000
  Other accrued expenses                         5,858,000           7,258,000
                                              ------------         -----------
                                              $ 10,799,000         $12,637,000
                                              ============         ===========

Accounts receivable:

        Accounts receivable at July 1, 2001 and December 31, 2000 are presented net of an allowance for doubtful accounts of $500,000.

Restructuring:

        In the fourth quarter of 2000, Xicor committed to certain workforce reductions to streamline operations and further implement the Company's outsourced manufacturing strategy. The related restructuring accrual balance of $2.5 million at December 31, 2000 consisted of $2.0 million of severance costs to reduce Xicor's workforce by approximately 50 employees, primarily in administrative, manufacturing and support groups, and $0.5 million of other restructuring related costs.

        In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor's first quarter 2001 results included a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for an additional reduction in Xicor's workforce of approximately 95 employees, primarily in manufacturing, sales and support groups, and $0.5 million of other restructuring related costs. The $1.2 million balance of the restructuring charge related principally to the write-off of leasehold improvements in the facility that was vacated as a result of the restructuring plan.

        In the first half of 2001, Xicor reduced its workforce by 60 employees and utilized $1.8 million of the restructuring reserve for related severance costs and $0.1 million for other restructuring related costs. The majority of the remaining reductions in workforce are planned to occur in the third quarter of 2001. At July 1, 2001, the restructuring accrual of $2.6 million consisted of $1.7 million of severance costs to reduce the workforce by approximately 85 employees, primarily in manufacturing, administrative and support groups, and $0.9 million of other costs associated with vacated facilities, including the building which housed our test operations.

Legal Proceedings:

        On April 17, 2001 Xicor filed suit against Catalyst Semiconductor in Delaware Federal District Court alleging violation of a Xicor Digital Potentiometer patent. Xicor has asked the court to issue a permanent injunction barring Catalyst from using Xicor's patented technology in their recently announced mixed-signal, nonvolatile, Digitally Programmable Potentiometer products. The case is in the discovery stage and while the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations, legal costs associated with protecting the Company's Digital Potentiometer patent are expected to increase.

Recent Accounting Pronouncements:

        In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. The Company believes that adopting FAS 141 and FAS 142 will not have a material impact on its financial position and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended July 1, 2001 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

        Sales for the second quarter of 2001 were $19.1 million, compared to $24.0 million in the first quarter of 2001 and $30.1 million in the second quarter of 2000. Xicor's sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales for the second quarter of 2001 were $10.9 million, compared to $10.8 million in both the first quarter of 2001 and the second quarter of 2000. Memory product sales for the second quarter of 2001 were $8.2 million, compared to $13.2 million in the first quarter of 2001 and $19.3 million in the second quarter of 2000. The decline in memory product sales is principally attributable to the serial EEPROM business that Xicor is in the process of exiting.

        Overall economic and industry-wide conditions were weak in the first half of 2001. The economic slowdown is continuing in the third quarter of 2001 and the Company expects overall sales to decline from the second quarter of 2001 by approximately 10 to 12% principally due to lower serial memory product sales.

        In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor's first quarter 2001 results included an $8.2 million charge to cost of sales to write down inventories to their net realizable value and a $3.2 million restructuring charge. While Xicor's goal is to sell the serial memory business, the compound effect of the current overall weak economic and industry-wide conditions and uncertain sales in the serial memory business necessitated the inventory write-down. The $3.2 million restructuring charge consisted of $1.5 million of severance-related costs for an additional reduction in Xicor's workforce of approximately 95 employees, $1.2 million of fixed asset write-offs principally related to leasehold improvements in the facility that housed our test operation and $0.5 million of other restructuring-related costs. The restructuring activities are expected to be completed in 2001. Estimated annual cost reductions of $6.0 million associated with the completion of the restructuring plan are expected to mitigate the effect of lower memory product sales.

        Gross profit as a percentage of sales was 47% in the second quarter of 2001 compared to 42% in the second quarter of 2000. Gross profit as a percentage of sales was 27% in the first six months of 2001. Cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories as previously discussed. Excluding the inventory write-down, gross profit as a percentage of sales was 46% in the first six months of 2001 compared to 42% in the first six months of 2000. The gross profit percentage in the three and six months ended July 1, 2001 benefited from the increased percentage of mixed-signal sales, the quarterly amortization of $0.6 million of the deferred gain on the sale of the fab assets and lower costs associated with outsourcing. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices.

        Research and development expenses decreased slightly in the three and six months ended July 1, 2001 compared to the comparable prior year periods. The Company continues to invest in research and development to support new product and process development.

        Selling, general and administrative expenses decreased to $4.9 million in the second quarter of 2001 from $6.0 million in the first quarter of 2001 and $6.6 million in the second quarter of 2000 due primarily to cost cutting measures implemented during the first quarter of 2001 and, to a lesser extent, lower commission expense resulting from the decreased sales.

        Operating expenses are expected to decrease marginally in the third quarter of 2001 compared to the second quarter of 2001 as savings from completing our restructuring plans and implementing additional cost controls are partially offset by increased legal costs associated with protecting the Company's digital potentiometer patent.

        Interest expense decreased in the three and six months ended July 1, 2001 compared to the comparable prior year periods due to lower long-term debt. In November 2000, the Company paid off substantial equipment lease debt related to the wafer fabrication assets in connection with the sale of its Milpitas wafer fabrication assets. In the second quarter of 2001, Xicor entered into $0.8 million of equipment lease debt and accordingly interest expense is expected to increase in the third quarter of 2001.

        Interest income increased in the first quarter of 2001 compared to the first quarter of 2000 due to an increase in the average balance invested caused primarily by funds generated from operating activities, net proceeds from the sale of the Milpitas wafer fabrication assets in November 2000 and proceeds from the issuance of stock under employee stock plans in 2000 and the first two quarters of 2001. Interest income decreased in the second quarter of 2001 compared to the second quarter of 2000 principally due to lower interest rates. Interest income is expected to decrease further in the third quarter of 2001 as a result of lower interest rates and a decrease in the average balance invested caused primarily by a $2.5 million investment in one of Xicor's foundries, Standard MEMS, Inc., in the third quarter and cash used to pay restructuring related liabilities.

        The provision for income taxes for the first two quarters of 2001 and 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $49.9 million at December 31, 2000 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

        At July 1, 2001, Xicor had $30.5 million in cash and cash equivalents compared to $29.1 million at the end of 2000. During the six months ended July 1, 2001, Xicor generated $1.1 million of cash from operating activities and $0.8 million from employee stock plans. Xicor used $0.5 million to repay long-term obligations and $0.1 million for net equipment purchases ($0.9 million of equipment purchases, net of $0.8 million of equipment financing).

        During the balance of 2001 Xicor expects to use cash to fund costs associated with restructuring activities, to invest $2.5 million in Standard MEMS, Inc. and to repay long-term obligations. Capital expenditures for the second half of 2001 are currently planned at approximately $1 million. At July 1, 2001, Xicor had entered into commitments for equipment purchases aggregating less than $0.5 million.

        Xicor has a line of credit agreement with a financial institution that expires March 25, 2002, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At July 1, 2001, $7.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Currently, $1.0 million of the line of credit is reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding restructuring plans to reduce Xicor's workforce; the goal to sell the serial memory business; expected cost reductions from Xicor's restructuring plan; the expectation that third quarter 2001 sales will decline from the second quarter of 2001 by approximately 10 to 12 percent principally due to lower serial memory product sales; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the expectation that third quarter 2001 operating costs will decrease marginally; the expectation that interest expense will increase; the expectation that interest income will decrease; and the expectation that sufficient cash, working capital and credit will be available to support operations for the next twelve months. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        You should not use our past financial performance to predict future operating results. We have incurred net losses in three of the last four years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control: the cyclical nature of both the semiconductor industry and the markets addressed by our products including the current severe business down cycle; competitive pricing pressures and related changes in selling prices; new product announcements and introductions of competing products by us or our competitors; market acceptance and subsequent design-in of new products; unpredictability of changes in demand for, or in the mix of, our products; the timing of significant orders including the fact that the sales level in any specific quarter depends significantly on orders received during that quarter; the gain or loss of significant customers; the availability, timely deliverability and cost of products manufactured on our behalf by third-party suppliers; product obsolescence; lower of cost or market inventory adjustments; changes in the channels through which our products are distributed; exchange rate fluctuations; general economic, political and environmental-related conditions, such as natural disasters; difficulties in forecasting, planning and managing of inventory levels; and unanticipated research and development expenses associated with new product introductions.

THE EXIT FROM A PORTION OF OUR MEMORY BUSINESS HAS CHANGED OUR BUSINESS MODEL AND IS CAUSING A REDUCTION IN OUR REVENUES.

        In the first quarter of 2001, Xicor announced its plan to exit from offering stand-alone low-density serial EEPROM memory products. Xicor's goal is to sell the serial memory business. However, Xicor may be unable to secure a buyer for the business, particularly in light of the current weak economic conditions.

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

        The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns are generally characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than one year. We are presently experiencing an economic downturn that is harming our business. Our continued success depends on a better supply and demand balance within the industry and the various electronics industries that use semiconductors, including networking, communications and industrial companies, returning to more normal buying patterns.

WE DO NOT TYPICALLY ENTER INTO LONG-TERM CONTRACTS WITH OUR CUSTOMERS AND WE CANNOT BE CERTAIN AS TO FUTURE ORDER LEVELS FROM OUR CUSTOMERS.

        The composition of our major customer base changes as the market demand for our customers' products change. A small number of customers have accounted for a substantial portion of our sales. A reduction, delay, or cancellation of orders from a large customer could harm our business. The loss of, or reduced orders by, any of our key customers could result in a significant decline in our sales.

WE DEPEND ON DISTRIBUTORS AND MANUFACTURERS' REPRESENTATIVES TO GENERATE A MAJORITY OF OUR SALES.

        Distributors serve as a channel of sale to many end users of our products. During the second quarter of 2001, approximately 49% of sales were through distribution, with one distributor accounting for 23% of our sales. Our distributors and manufacturers' representatives could discontinue selling our products at any time. The loss of any significant distributor or manufacturers' representative could seriously harm our operating results by impairing our ability to sell our products.

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

        There is significant competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the design and development of our products. At times competition has been especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

OUR DEPENDENCE ON THIRD-PARTY FOUNDRIES TO MANUFACTURE OUR PRODUCTS AND ON SUBCONTRACTORS TO SORT, ASSEMBLE AND TEST OUR PRODUCTS AND SHIP OUR PRODUCTS TO CUSTOMERS SUBJECTS US TO A NUMBER OF RISKS.

        Xicor outsources all manufacturing operations. Our reliance on third-party foundries and subcontractors to manufacture our products and ship our products to customers involves the following significant risks:

          o    reduced control over delivery schedules and quality;

          o the potential lack of adequate capacity during periods of strong demand;

          o difficulties selecting and integrating new foundries and subcontractors;

          o limited warranties by third-party manufacturers on products supplied to us; and

          o potential increases in product costs due to capacity shortages and other factors.

        These risks may lead to a possible loss of sales, increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships.

        Additionally, as Xicor shifts manufacturing of existing products between foundries and third-party subcontractors certain customers require requalification of such products prior to accepting delivery. Delays in customer qualification schedules or lack of qualification of such products could result in the loss of sales, which could seriously harm our operating results.

OUR OPERATING EXPENSES ARE RELATIVELY FIXED, AND WE ORDER MATERIALS IN ADVANCE OF ANTICIPATED CUSTOMER DEMAND. THEREFORE, WE HAVE LIMITED ABILITY TO REDUCE EXPENSES QUICKLY IN RESPONSE TO ANY REVENUE SHORTFALLS.

        Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our sales do not meet our revenue projections. Revenue shortfalls can occur for any of the following reasons: economic slowdowns in the markets we serve; significant pricing pressures that occur because of declines in selling prices over the life of a product; the reduction, rescheduling or cancellation of customer orders; and sudden shortages of raw materials or fabrication, sort, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harm our ability to meet our sales obligations.

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

        We compete with major domestic and international semiconductor companies such as Atmel Corporation, ST Microelectronics, Maxim, and Analog Devices, all of whom have substantially greater financial, technical, marketing, distribution, and other resources than we do and have their own facilities for the production of semiconductor components. In addition, our foundry partners have the right to develop and fabricate products based on our process technology.

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

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

        Our international sales accounted for approximately 54% of total sales in the second quarter of 2001. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards;

tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

BUSINESS INTERRUPTIONS COULD HARM OUR BUSINESS.

        Our operations and those of our foundries and other manufacturing subcontractors are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facilities and the facility of one of our foundries in the State of California may be subject to electrical blackouts due to a shortage of available electrical power. If these blackouts continue or increase in severity, they could disrupt Xicor's operations. Business interruption insurance may not provide protection due to the deductible periods or be enough to compensate us for losses that may occur. Additionally, Xicor has been unable to obtain earthquake insurance of reasonable costs and limits.

WE MAY REQUIRE ADDITIONAL CAPITAL IN ORDER TO BRING NEW PRODUCTS TO MARKET, AND THE ISSUANCE OF NEW EQUITY SECURITIES WILL DILUTE YOUR INVESTMENT IN OUR COMMON STOCK.

        To implement our strategy of diversified product offerings, we need to bring new products to market. Bringing new products to market and ramping up production requires significant working capital. We have in place a line of credit agreement with Coast Business Credit that provides up to $7.5 million of borrowings to support potential ongoing working capital requirements. We may need to borrow under this credit facility at some time. We may also sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution with respect to their investment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 1, 2001 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 19,903,383 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

(a) The following were elected directors:

                                              Votes for         Votes withheld
                                              ---------         --------------
     J. Daniel McCranie                       18,998,093            905,290
     Louis DiNardo                            18,259,818          1,643,565
     Julius Blank                             18,529,103          1,374,280
     Andrew W. Elder                          18,626,348          1,277,035
     Emmanuel T. Hernandez                    18,933,058            970,325
     Geoffrey C. Winkler                      18,629,848          1,273,535

(b) The following resolutions were submitted to a vote of the shareholders at the meeting:

        (1) To approve and ratify an amendment to the Company's 2000 Director Option Plan to increase the number of shares of Common Stock issuable thereunder by 250,000 shares. The resolution was passed, 15,299,018 shares voting in favor, 3,777,781 shares voting against and 826,584 shares abstaining.

        (2) To approve and ratify an amendment to the Company's 1990 Incentive and Non-Incentive Stock Option Plan to increase the number of shares of Common Stock issuable thereunder by 750,000 shares. The resolution was passed, 15,261,639 shares voting in favor, 3,806,470 shares voting against and 835,274 shares abstaining.

        (3) To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the period ending December 31, 2001. The resolution was passed,

               19,654,559 shares voting in favor, 220,673 shares voting against and 28,151 shares abstaining.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

        None.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 1, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    XICOR, INC., a
                                    California Corporation

                                    By /s/ Louis DiNardo
                                       -------------------------------
                                    Louis DiNardo
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    By /s/ Geraldine N. Hench
                                       -------------------------------
                                    Geraldine N. Hench
                                    Vice President, Finance and Administration
                                    (Principal Financial Officer)

Date:  August 13, 2001