Form 10-Q
period 2001-09-30
XICOR INC
filed 2001-11-13
CIK 319191

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                 ---------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

               NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 30, 2001
                                   21,983,977

                                   XICOR, INC.

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001



                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I:      FINANCIAL INFORMATION

             ITEM 1.           FINANCIAL STATEMENTS

                               Consolidated Balance Sheets at September 30, 2001            1
                                 and December 31, 2000

                               Consolidated Statements of Operations for the three          2
                                 and nine months ended September 30, 2001 and
                                 October 1, 2000

                               Consolidated Statements of Cash Flows for the nine           3
                                 months ended September 30, 2001 and October 1, 2000

                               Notes to Consolidated Financial Information                  4

             ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL            7
                                 CONDITION AND RESULTS OF OPERATIONS

PART II:     OTHER INFORMATION

             ITEM 1.           LEGAL PROCEEDINGS                                            17

             ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                             17

SIGNATURES                                                                                  18

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   XICOR, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  September 30,           December 31,
                                                                      2001                    2000
                                                                      ----                    ----
                                 ASSETS
Current assets:
   Cash and cash equivalents                                     $  27,401,000           $  29,121,000
   Accounts receivable                                               6,222,000              10,812,000
   Inventories                                                       7,710,000              14,380,000
   Prepaid expenses and other current assets                           227,000                 639,000
                                                                 -------------           -------------
         Total current assets                                       41,560,000              54,952,000

Property, plant and equipment,
   at cost less accumulated depreciation                             6,053,000               9,166,000
Other assets                                                         2,702,000                 205,000
                                                                 -------------           -------------
         Total assets                                            $  50,315,000           $  64,323,000
                                                                 =============           =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  13,380,000           $  11,132,000
   Accrued expenses                                                  8,559,000              12,637,000
   Deferred income on shipments to distributors                     11,530,000              14,258,000
   Deferred gain on sale of fab assets                               2,711,000               4,600,000
   Current portion of long-term obligations                            530,000                 766,000
                                                                 -------------           -------------
         Total current liabilities                                  36,710,000              43,393,000

Long-term obligations                                                1,215,000                 715,000
                                                                 -------------           -------------
         Total liabilities                                          37,925,000              44,108,000
                                                                -------------           -------------
Shareholders' equity:
   Preferred stock; 5,000,000 shares authorized                             --                      --
   Common stock; 75,000,000 shares authorized;
     21,983,977 and 21,466,270 shares outstanding                  132,950,000             131,605,000
   Accumulated deficit                                            (120,560,000)           (111,390,000)
                                                                 -------------           -------------
         Total shareholders' equity                                 12,390,000              20,215,000
                                                                 -------------           -------------
         Total liabilities and shareholders' equity              $  50,315,000           $  64,323,000
                                                                 =============           =============


          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                              Nine Months Ended
                                                        ------------------                              -----------------
                                                September 30,           October 1,            September 30,           October 1,
                                                -------------           ----------            -------------           ----------
                                                    2001                   2000                   2001                   2000
                                                    ----                   ----                   ----                   ----
Net sales                                       $ 15,167,000           $ 31,060,000           $ 58,321,000           $ 93,326,000
Cost of sales                                      7,642,000             18,606,000             39,250,000             54,565,000
                                                ------------           ------------           ------------           ------------
   Gross profit                                    7,525,000             12,454,000             19,071,000             38,761,000
                                                ------------           ------------           ------------           ------------

Operating expenses:
   Research and development                        3,184,000              3,966,000             10,845,000             11,993,000
   Selling, general and administrative             4,087,000              6,774,000             14,953,000             19,725,000
   Restructuring charge (credit)                          --               (256,000)             3,205,000               (445,000)
                                                ------------           ------------           ------------           ------------
                                                   7,271,000             10,484,000             29,003,000             31,273,000
                                                ------------           ------------           ------------           ------------

Income (loss) from operations                        254,000              1,970,000             (9,932,000)             7,488,000
Interest expense                                     (45,000)              (215,000)              (121,000)              (722,000)
Interest income                                      246,000                384,000              1,001,000              1,074,000
                                                ------------           ------------           ------------           ------------

Income (loss) before income taxes                    455,000              2,139,000             (9,052,000)             7,840,000
Provision for income taxes                            23,000                 94,000                118,000                370,000
                                                ------------           ------------           ------------           ------------
Net income (loss)                               $    432,000           $  2,045,000           $ (9,170,000)          $  7,470,000
                                                ============           ============           ============           ============

Net income (loss) per common share:
   Basic                                        $       0.02           $       0.10           $      (0.42)          $       0.35
                                                ============           ============           ============           ============

   Diluted                                      $       0.02           $       0.09           $      (0.42)          $       0.32
                                                ============           ============           ============           ============


Shares used in per share calculations:
   Basic                                          21,905,000             21,280,000             21,679,000             21,115,000
                                                ============           ============           ============           ============
   Diluted                                        24,542,000             23,153,000             21,679,000             23,319,000
                                                ============           ============           ============           ============

          See accompanying notes to consolidated financial information

                                   XICOR, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                      -----------------
                                                                             September 30,           October 1,
                                                                                 2001                   2000
                                                                                 ----                   ----
Cash flows from operating activities:
  Net income (loss)                                                          $ (9,170,000)          $  7,470,000
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation                                                              3,054,000              3,020,000
      Amortization of fab gain                                                 (1,889,000)                    --
      Non-cash restructuring charge                                             1,249,000                     --
      Changes in assets and liabilities:
        Accounts receivable                                                     4,590,000             (3,572,000)
        Inventories                                                             6,670,000             (3,637,000)
        Prepaid expenses and other current assets                                 412,000                 93,000
        Other assets                                                                3,000                 50,000
        Accounts payable and accrued expenses                                  (1,830,000)             5,640,000
        Deferred income on shipments to distributors                           (2,728,000)               (38,000)
                                                                             ------------           ------------
Net cash provided by operating activities                                         361,000              9,026,000
                                                                             ------------           ------------

Cash flows from investing activities:
  Investment in Standard MEMS, Inc.                                            (2,500,000)                    --
  Investments in plant and equipment, net                                        (221,000)            (3,336,000)
                                                                             ------------           ------------
Net cash used in investing activities                                          (2,721,000)            (3,336,000)
                                                                             ------------           ------------

Cash flows from financing activities:
  Repayments of long-term obligations                                            (705,000)            (3,740,000)
  Net proceeds from sale of common stock                                        1,345,000              2,059,000
                                                                             ------------           ------------
Net cash provided by (used in) financing activities                               640,000             (1,681,000)
                                                                             ------------           ------------

Increase (decrease) in cash and cash equivalents                               (1,720,000)             4,009,000
Cash and cash equivalents at beginning of year                                 29,121,000             22,233,000
                                                                             ------------           ------------
Cash and cash equivalents at end of quarter                                  $ 27,401,000           $ 26,242,000
                                                                             ============           ============

Supplemental information:
Cash paid (refunded) during the year for:
  Interest expense                                                           $    134,000           $    717,000
  Income taxes                                                                    (63,000)               259,000
Equipment acquired pursuant to long-term obligations                              969,000                     --

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

NOTE 2 - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 4,807,808 shares of common stock were outstanding at September 30, 2001, but were excluded from the earnings per share (EPS) computation for the nine months ended September 30, 2001 as they were antidilutive.

NOTE 3 - COMPREHENSIVE INCOME (LOSS):

         The net income (loss) for the periods reported also represented the comprehensive net income (loss) for such periods.

NOTE 4 - BALANCE SHEET COMPONENTS:

                                                September 30,           December 31,
                                                    2001                   2000
                                                    ----                   ----
Inventories:
   Raw materials and supplies                   $    315,000           $    616,000
   Work in process                                 5,681,000              9,681,000
   Finished goods                                  1,714,000              4,083,000
                                                ------------           ------------
                                                $  7,710,000           $ 14,380,000
                                                ============           ============
Property, plant and equipment:
   Leasehold improvements                       $  2,722,000           $  3,846,000
   Equipment                                      37,357,000             41,318,000
   Furniture and fixtures                          1,098,000              1,228,000
   Construction in progress                           51,000                615,000
                                                ------------           ------------
                                                  41,228,000             47,007,000
   Accumulated depreciation                      (35,175,000)           (37,841,000)
                                                ------------           ------------
                                                $  6,053,000           $  9,166,000
                                                ============           ============
Accrued expenses:
   Accrued wages and employee benefits          $  1,418,000           $  2,842,000
   Accrued restructuring liabilities               1,197,000              2,537,000
   Other accrued expenses                          5,944,000              7,258,000
                                                ------------           ------------
                                                $  8,559,000           $ 12,637,000
                                                ============           ============

Accounts receivable:

         Accounts receivable at September 30, 2001 and December 31, 2000 are presented net of an allowance for doubtful accounts of $500,000.

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

         In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor's first quarter 2001 results included a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for an additional reduction in Xicor's workforce of approximately 95 employees, primarily in manufacturing, sales and support groups, and $0.5 million of other restructuring related costs. The $1.2 million balance of the restructuring charge recorded in the first quarter of 2001 related principally to the write-off of leasehold improvements in the facility that was vacated as a result of the restructuring plan.

         In the nine months ended September 30, 2001, Xicor reduced its workforce by approximately 135 employees and utilized $2.8 million of the restructuring reserve for related severance costs and $0.5 million for other restructuring related costs. The remaining reductions in workforce are planned to occur in the fourth quarter of 2001. At September 30, 2001, the restructuring accrual of $1.2 million consisted of $0.7 million of severance costs (including costs to reduce the workforce by approximately 10 employees primarily in manufacturing support and administrative groups) and $0.5 million of other costs associated with vacated facilities, including the building which housed our test operations.

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

Investments

         During the third quarter of 2001, Xicor invested $2.5 million in one of its third-party foundries, Standard MEMS, Inc., representing a 5% ownership. Headquartered in Burlington, Massachusetts, Standard MEMS is a manufacturer of micro electro mechanical systems for transducer, photonic and fluid applications. The Company is accounting for the investment using the cost method. The investment is included in other assets on the balance sheet.

Recent Accounting Pronouncements:

         In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be evaluated annually and to determine whether events or circumstances have occurred indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. The Company believes that adopting FAS 141 and FAS 142 will not have a material impact on its financial position and results of operations.

         In August 2001, FASB Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations" was issued. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. FAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of FAS 143 will not have an impact on its financial statements.

         In October 2001, FASB Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets" was issued. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS No. 121 (FAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and to develop a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of FAS 144 will not have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

         Xicor's sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales represent our core market. Memory product sales comprise Xicor's legacy businesses of serial EEPROMs, which we are in the process of exiting, and parallel EEPROMs, which business we are retaining.

         Mixed-signal product sales for the third quarter of 2001 were $8.2 million compared to $10.9 million in the second quarter of 2001 and $12.6 million in the third quarter of 2000. For the nine months ended September 30, 2001 mixed-signal sales were $29.9 million compared to $32.7 million in the comparable prior year period. Overall economic and industry-wide conditions have been weak throughout 2001, and mixed-signal sales declined in the three and nine months ended September 30, 2001 due to lower unit sales.

         Memory product sales for the third quarter of 2001 were $7.0 million compared to $8.2 million in the second quarter of 2001 and $18.5 million in the third quarter of 2000. For the nine months ended September 30, 2001 memory product sales were $28.4 million compared to $60.6 million in the comparable prior year period. The year over year decline in memory product sales is principally attributable to the serial EEPROM business that Xicor is in the process of exiting and, to a lesser extent, lower unit shipments of parallel EEPROMs.

         Overall economic and industry wide conditions have been weak throughout 2001. Absent an indication of an industry wide economic recovery, we anticipate continuing weakness in demand in the fourth quarter of 2001. Furthermore, we expect serial EEPROM sales to continue to decline as we exit from that business. Accordingly, we currently expect fourth quarter 2001 sales to decline up to approximately 20% sequentially across both of our product groups.

         Gross profit as a percentage of sales was 50% in the third quarter of 2001 compared to 47% in the second quarter of 2001 and 40% in the third quarter of 2000. The gross profit percentage for the nine months ended September 30, 2001 was 33%. As discussed below, cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories. Excluding the inventory write-down, gross profit as a percentage of sales was 47% in the nine months ended September 30, 2001 compared to 42% in the comparable prior year period.

         The gross profit percentage in the three and nine months ended September 30, 2001 benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the quarterly amortization of $0.6 million of the deferred gain of the sale of the fab assets and lower costs associated with our shift to fully outsourced manufacturing. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices.

         Research and development expenses declined 20% from $4.0 million in the third quarter of 2000 to $3.2 million in the third quarter of 2001 primarily due to lower personnel costs and spending controls. For the nine months ended September 30, 2001 research and development expenses declined 10% to $10.8 million from $12.0 million in the comparable period of 2000 principally due to the aforementioned lower expense level in the third quarter of 2001.

         Selling, general and administrative expenses declined 40% from $6.8 million in the third quarter of 2000 to $4.1 million in the third quarter of 2001. Selling, general and administrative expenses for the nine months ended September 30, 2001 declined 24% to $15.0 million from $19.7 million in the comparable prior year period. The year over year decline in expenses is due primarily to headcount reductions and lower commission expenses resulting from the decreased sales, partially offset by increased legal costs associated with protecting the Company's intellectual property rights.

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

         In December 1999 Xicor's Board of Directors decided to close its Milpitas in-house wafer fabrication facility during 2000 and use third-party foundries for all of Xicor's wafer fabrication production. In connection with the planned closure, a restructuring charge was taken in the fourth quarter of 1999. Results for the three and nine months ended October 1, 2000 include restructuring credits of $0.3 million and $0.4 million, respectively. The third quarter 2000 restructuring credit related primarily to lower than expected equipment lease costs due to a slight movement in the timing of the wafer fab disposition. During the nine months ended October 1, 2000, Xicor also completed certain facility related restructuring items for costs lower than previously estimated and accrued. The difference between the amount accrued and the actual cost has been recognized as a restructuring credit.

         Third quarter 2001 operating income was $0.3 million. Although we are continuing our emphasis on spending controls, in light of the anticipated sales decline, we expect to incur an operating loss in the fourth quarter of 2001.

         Interest expense decreased in the three and nine months ended September 30, 2001 compared to the comparable prior year periods due to lower long-term debt. In November 2000, the Company paid off substantial equipment lease debt related to the wafer fabrication assets in connection with the sale of its Milpitas wafer fabrication assets.

         Interest income decreased in the three and nine months ended September 30, 2001 primarily as a result of lower interest rates. Interest income is expected to decrease sequentially in the fourth quarter of 2001 as a result of lower interest rates and a decrease in the average balance invested caused by the use of cash in operating activities, including costs associated with restructuring activities, and to repay long-term obligations.

         The provision for income taxes for the first three quarters of 2001 and 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $49.9 million at December 31, 2000 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, Xicor had $27.4 million in cash and cash equivalents compared to $29.1 million at the end of 2000. During the nine months ended September 30, 2001, Xicor generated $0.4 million of cash from operating activities and $1.3 million from employee stock plans. Xicor used $2.5 million to invest in Standard MEMS, $0.7 million to repay long-term obligations and $0.2 million for net equipment purchases ($1.2 million of equipment purchases, net of $1.0 million of equipment financing).

         During the balance of 2001 Xicor expects to use cash in operating activities, including costs associated with restructuring activities, and to repay long-term obligations. Capital expenditures for the fourth quarter of 2001 are currently planned at less than $0.5 million. At September 30, 2001, Xicor had entered into commitments for equipment purchases aggregating less than $0.1 million.

         Xicor has a line of credit agreement with a financial institution that expires March 31, 2002, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor's assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At September 30, 2001, approximately $6.0 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit.
At September 30, 2001, $1.0 million of the line of credit was reserved to secure a standby letter of credit. Management believes that currently available cash and the existing line of credit facility will be adequate to support Xicor's operations for the next twelve months.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

                  This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding continuing weakness in demand in the fourth quarter of 2001; the expectation for serial EEPROM sales to continue to decline as we exit from that business; the expectation for fourth quarter 2001 sales to decline up to approximately 20% sequentially across both of our product groups; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the goal to sell the serial memory business; restructuring plans to reduce Xicor's workforce; expected cost reductions from Xicor's restructuring plan; the expectation that we will incur an operating loss in the fourth quarter of 2001; the expectation that interest income will decrease sequentially in the fourth quarter of 2001; and the expectation that sufficient cash and credit will be available to support operations for the next twelve months. These forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the risk factors listed from time to time in Xicor's SEC reports, including but not limited to the "Factors Affecting Future Results" section following and Part I, Item 1. of Xicor's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         The transition out of the serial EEPROM memory business is requiring the Company to devote significant time and expense to transition activities at the same time it is increasing its focus on its mixed-signal products. If Xicor's penetration of the mixed-signal market does not increase, Xicor's operating results could be seriously harmed and its stock price could decline. Further, as a result of the transition, Xicor has become a smaller company with limited resources and a reduced workforce. Xicor may not be able to effectively use its limited resources to increase new product development and build its mixed-signal product business. This could cause a further decline in Xicor's revenues.

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

WE DEPEND ON DISTRIBUTORS AND MANUFACTURERS' REPRESENTATIVES TO GENERATE A MAJORITY OF OUR SALES.

         Distributors serve as a channel of sale to many end users of our products. During the third quarter of 2001, approximately 41% of sales were through distribution, with one distributor accounting for 21% of our sales. Our distributors and manufacturers' representatives could discontinue selling our products at any time. The loss of any significant distributor or manufacturers' representative could seriously harm our operating results by impairing our ability to sell our products.

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

         There is significant competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the design and development of our mixed-signal products. At times competition has been especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located. The failure to recruit and retain key design engineers or other technical and management personnel could harm our business.

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

- difficulties selecting and integrating new foundries and subcontractors;

- limited warranties by third-party manufacturers on products supplied to us; and

- potential increases in product costs due to capacity shortages and other factors.

         These risks may lead to a possible loss of sales, increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships.

         Additionally, as Xicor shifts manufacturing of existing products between foundries and third-party subcontractors, certain customers require requalification of such products prior to accepting delivery. Delays in customer qualification schedules or lack of qualification of such products could result in the loss of sales, which could seriously harm our operating results.

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

IF XICOR OR ANY OF OUR FOUNDRIES OR THIRD PARTY SUBCONTRACTORS IS ACCUSED OF INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHER PARTIES, WE MAY BECOME SUBJECT TO TIME-CONSUMING AND COSTLY LITIGATION. IF WE LOSE OR SETTLE CLAIMS, WE COULD SUFFER A SIGNIFICANT NEGATIVE IMPACT ON OUR BUSINESS AND BE FORCED TO PAY ROYALTIES AND DAMAGES.

         Third parties have and may continue to assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products or pay royalties and damages that could seriously harm our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

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

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

         Our international sales accounted for approximately 57% of total sales in the third quarter of 2001. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of wafers and products from our foreign foundries or contractors, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business.

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

         These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Xicor attempts to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of Xicor's investment portfolio, a movement of 10% by market interest rates would not have a material impact on Xicor's operating results and the total value of the portfolio over the next fiscal year.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             XICOR, INC., a
                             California Corporation


                             By /s/ Louis DiNardo
                                --------------------------
                             Louis DiNardo
                             Chief Executive Officer
                             (Principal Executive Officer)


                             By /s/ Geraldine N. Hench
                                --------------------------
                             Geraldine N. Hench
                             Vice President, Finance and Administration
                             (Principal Financial Officer)

Date: November 13, 2001