Form 10-K
period 2001-12-31
XICOR INC
filed 2002-03-28
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-9653

Xicor, Inc.

(Exact name of Registrant as specified in its Charter)

California	94-2526781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1511 Buckeye Drive Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 432-8888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Without Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock (Common Stock, without par value) held by non-affiliates of the Registrant was approximately $206,537,000 on March 25, 2002.

      The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 22,413,711 on March 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

XICOR, INC.

FORM 10-K

For the Year Ended December 31, 2001

PART I

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believes,” “expects,” “future,” “intends,” “assuming,” “projected,” “plans” and similar expressions are used to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in the “Factors Affecting Future Results” section of “Management’s Discussion & Analysis of Financial Conditions and Results of Operations” included in Part II, Item 7 of this report and the risk factors included in Item 1 below.

Item 1.     Business

Overview

      Xicor is a fabless semiconductor company that designs, develops and markets programmable mixed-signal integrated circuits and nonvolatile memory products used in communications, computing, networking and industrial applications. The increased complexity of system designs and higher levels of analog content have created a need for components that regulate, control and manage various voltages, biases and modulation currents automatically without the need for manual adjustment. We are focused on providing innovative, differentiated mixed-signal products that are reprogrammable in-system and that leverage our existing expertise in nonvolatile technology. The nonvolatility of these products refers to the ability to retain information content when power is lost or turned off. We sell our products to original equipment manufacturers (OEM’s) either directly or indirectly through distributors or contract manufacturers.

      Our products are grouped into two categories: Mixed-Signal Products and Memory Products. During the past several years we have transitioned our focus from being a manufacturer of commodity memory devices to a fabless supplier of programmable mixed-signal integrated circuits. Our Mixed-Signal Products include digitally-controlled potentiometers, fiber optic biasing integrated circuits, and system management and timekeeping integrated circuits that are used in the communications, computing, networking and industrial end-markets. Our products are characterized by low power consumption, operation at low voltages and small form factors. Using the reprogrammability and nonvolatility features in our products, our customers can design systems that are self-calibrating or that can be altered from a remote location or on-site through a keyboard. These features allow customers to design products that are more precise, have higher uptime and lower field service costs. In addition, by incorporating our devices either the manufacturer or the end user can customize microcontroller- and microprocessor-based products. This simplifies production control, reduces the lead-time required for such customization and permits lower inventory levels for our customers.

      Our Memory Products are electrically erasable programmable read-only memories, or EEPROMs. EEPROM products are divided into two broad categories: serial EEPROMs and parallel EEPROMs. Generally, EEPROMs are nonvolatile memory products that can be altered (reprogrammed) electrically while the device is still installed in a system. In addition, EEPROMs, unlike Flash memories, can be modified as little as one byte at a time without erasing or overwriting other portions of the memory. Serial EEPROMs transmit data to a microprocessor or other semiconductor component through a single input/output port one byte or several bytes at a time while parallel EEPROMs transmit data through multiple ports simultaneously. Because of this characteristic, serial EEPROMs operate at slower speeds, are less expensive and are typically incorporated in more consumer-oriented products. Because of their performance characteristics, parallel EEPROMs tend to be used in non-consumer devices, such as communications infrastructure equipment, instrumentation and other industrial applications as well as telemetry, avionics and military electronic equipment. As a result, parallel EEPROMs tend to have higher average selling prices and gross margins than serial EEPROMs. In March 2001, we announced our plan to exit the more commodity-like serial EEPROM business while continuing to provide parallel EEPROM products to our customers. We currently expect to complete our exit from the serial EEPROM business in 2002.

Industry Background

      Integrated circuits may be divided into three broad categories: analog, digital and mixed-signal. Analog semiconductors condition and regulate “real-world” physical properties, such as temperature, pressure, weight, speed, sound and electrical current. This information can be detected, measured and controlled using analog integrated circuits that represent these real-world properties as continuously varying voltages and currents. Digital circuits, such as memory devices and microprocessors, use threshold voltages which function as on and off switches expressed in binary code as “1’s” and “0’s” where voltages at or above the threshold voltage represent “on” and voltages below the threshold voltage represent “off.” The digital components process and manipulate the data while the analog components condition the voltages or condition and regulate signals after the data has been processed. Mixed-signal devices incorporate both analog and digital functions into a single integrated circuit. In most cases, these devices can serve as either a bridge converting analog signals to digital signals or may be used to improve the performance of the specific analog application. Generally speaking, mixed-signal products are more difficult to design because they require designers to understand two fundamentally different design processes.

      A growing opportunity in the mixed-signal market is for innovation in systems sensing technologies that are capable of automatically calibrating and modulating current to adjust to predetermined performance constraints or measured changes in the environment. Traditionally, many analog devices, and systems that incorporated these devices, were limited by the need to make manual adjustments to tune or calibrate the analog functions. Mixed-signal components with embedded memory and a microcontroller are able to make the same adjustments through programming, eliminating the costly, time-consuming, and often-inaccurate results associated with manual tuning. For the systems manufacturer, programmable mixed-signal technology can: (i) mitigate the costly physical malfunction of expensive equipment by detecting and preventing failure before it occurs; (ii) reduce system downtime preventing large potential revenue loss; (iii) capture sensor-based data which may be analyzed; and (iv) enable “smart” system functionality, where overall system utility is enhanced given performance and hardware parameters. An increasingly important application for system sensing technology is within the power management control requirements of electronic systems and bias and modulation current control within the signal path of communications systems.

Xicor’s Mixed-Signal Solution, Products and Applications

      Our products leverage nonvolatile technology to provide differentiated mixed-signal products that allow customers to design systems with certain features that are self-calibrating or that can be altered easily. Using the reprogrammability and nonvolatility features in our products, customers can design products that are more precise, have higher uptime and relatively lower field service costs. In addition, our products are characterized by low power consumption, operation in low voltages and small form factors. By incorporating our devices either the manufacturer or the end-user can customize microcontroller- and microprocessor-based products to address specific system sensing applications.

      Mixed-signal product sales were approximately 50% of total net sales in 2001, 35% in 2000, and 26% in 1999. Our Mixed-Signal Products include system tuning products and system management products.

      System Tuning Products. Digitally Controlled Potentiometers or XDCPs represent the most established product line in our Mixed-Signal Product group. XDCPs are digitally controlled solid-state electronic variable resistors that give the designer more flexibility and the system more accuracy. Applications for these devices include controlling the Liquid Crystal Display (LCD) brightness in laptop computers, power amplifier control for communications systems and wireless radio frequency power settings, and high-resolution data acquisition systems for industrial control, test instrumentation and medical equipment. Our XDCP line also includes products targeted at the fiber optic market that integrate several major control and monitoring functions for laser diode modules in fiber Local Area Network (LAN) and gigabit ethernet applications. These functions include bias current control, modulation control and voltage level sensing.

      System Management Products. Complementing our XDCP family is our line of System Management products that include supervisory chips for microcontroller-based systems. System Management products are targeted for embedded systems that require controlled power-up and orderly, predictable power-down, reliable recovery in the event of system failure as well as the capability of knowing the time and date of an event. Products include nonvolatile random access memories, or NOVRAMs, central processing unit (CPU) supervisors and timekeeping products. Typical applications for these products include devices such as routers and LAN switches. Some of these products include EEPROM on the integrated circuit itself, enabling the device to be reprogrammed (from within the system) to accommodate changing system design parameters.

Nonvolatile Memory Products and Applications

      Memory Product sales were approximately 50% of total net sales in 2001, 65% of sales in 2000, and 74% of sales in 1999. Our Memory Products consist of parallel and serial EEPROMs.

      Nonvolatile Memory Products and Applications. Historically, we focused our efforts on EEPROM products which are nonvolatile memories that can be reprogrammed in-system hundreds of thousands of times and can be altered one byte or several bytes at a time. EEPROMs are termed serial or parallel depending on their connection to the system’s processor. Serial EEPROM devices transmit data through a single input-output port while parallel devices transmit data through multiple ports concurrently.

•	Parallel EEPROMs. We supply a broad line of parallel interface EEPROMs with densities ranging from 64KB to 1MB. Parallel interface EEPROMs are generally used to contain frequently updated data in communications infrastructure equipment, instrumentation, transportation and other industrial applications.

•	Serial EEPROMs. In March 2001, we announced our plan to exit the standalone low-density serial EEPROM market. The products we currently offer in this market include password-secured serial EEPROMs, standard serial EEPROMs and proprietary serial EEPROMs.

Marketing and Sales

      Our products are sold worldwide for a broad range of applications, including communications, computing, networking and industrial applications. We sell our products to OEM customers either directly or indirectly through distributors or contract manufacturers. Major OEM customers for the year ended December 31, 2001 included Alcatel, International Business Machines, Lucent, Motorola, Samsung and Schlumberger.

      In new applications, particularly for newly introduced devices, our products generally require long “design-in” cycles for customer applications and extensive support by our field application engineers. We consider close support of our customers’ design efforts to be an important aspect of our marketing strategy.

      We market our products directly from our headquarters in Milpitas, California and from regional domestic and foreign sales offices. Products are also marketed domestically through a national network of independent sales representatives, each of which has been granted an exclusive sales territory, and through non-exclusive national stocking distributors that also handle competitive products. Our products are also marketed internationally through a network of independent exclusive and non-exclusive sales representatives and non-exclusive stocking distributors. Certain of our shipments are made to distributors under agreements allowing rights of return and price protection on unsold merchandise. Our policy is to defer recognition of sales and related costs on such shipments until the distributors sell the products.

      International sales constituted approximately 59% of total net sales in 2001, 53% in 2000, and 56% in 1999. Our international sales are generally denominated in U.S. dollars. Due to the magnitude of international sales, we are subject to risks common to all international economic activities, including currency fluctuations, governmental regulation and the risk of imposition of tariffs or other trade barriers. Further, the Bureau of Export Administration of the US Department of Commerce must license export sales to certain countries.

      One distributor accounted for 23% of total net sales in 2001, 19% in 2000, and 14% in 1999. Distributors are not themselves end users of our products, but rather serve as a channel of sale to many end users of our products. One OEM customer represented 11% of sales in 1999.

      Customer “design-ins” may not result in volume purchase orders. Further, volume purchase orders received do not necessarily result in sales, as they are in most cases, consistent with industry practice, terminable by the customer without penalty. Consequently, backlog figures are not necessarily indicative of future sales.

Manufacturing

      Historically, we manufactured in-house all silicon wafers used to provide the semiconductor devices for our products. However, the rapidly escalating capital investments necessary to keep pace with technological advances and the increasing need for larger factories in order to efficiently spread the high level of fixed costs associated with complex semiconductor manufacturing operations have led to the emergence of wafer fabrication foundries, enabling many semiconductor companies to outsource portions or all of their wafer requirements.

      During 1998 we announced and began to implement a restructuring plan to change our manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. This change was in response to market conditions that made it more economical to outsource manufacturing. Yamaha Corporation of Japan, was qualified as our initial outside foundry in the third quarter of 1998. In the second quarter of 1999 we entered into foundry agreements with Sanyo Electric Co., Ltd. of Japan and ZMD GmbH of Germany. In November 2000, we completed the sale of our wafer fabrication assets and inventory to Standard MEMS, Inc. (“Standard MEMS”). At the time of the sale, we also entered into a related foundry agreement with Standard MEMS. Effective November 2000, we became a fabless semiconductor company that relies on the aforementioned semiconductor foundries to produce our wafers. Presently, Yamaha Corporation and ZMD GmbH provide the majority of our wafers.

      Each device on the fabricated wafer is tested by one of our subcontractors. Subcontractors in various countries including Taiwan, Thailand, South Korea, the Philippines, China and Malaysia separate the wafers into individual units. Each functional chip is encapsulated in a plastic or ceramic package having external leads to which the unit is connected by extremely fine wires. The packaged units undergo comprehensive electrical testing offshore at one of Xicor’s independent subcontractors located in various countries including Taiwan, Thailand, South Korea, the Philippines and China. A limited amount of testing is also performed in Milpitas. Chip-scale packaged products are encapsulated by subcontractors based in Israel and the United States and tested in Milpitas. In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year.

      Reliance on overseas wafer fabrication, sort, assembly and test contractors and our maintenance of inventories at contractors’ facilities entails certain political and economic risks, including political instability and expropriation, currency controls and exchange fluctuations, and changes in tariff and freight rates. Furthermore, in the event overseas wafer fabrication, sort, assembly or test operations, or air transportation to or from foreign foundries or contractors, were disrupted for any reason, our operations could be severely harmed.

      The principal raw materials utilized in the production process are polished silicon wafers, ultra-pure metals, chemicals and gases. Encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors or are purchased by us and shipped to such contractors. Shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. Shortages have occurred in our history and order lead times have been extended in the industry on occasion without significantly harming us. However, future shortages, if any, could severely harm our operations.

Research and Development

      Our focus is on providing integrated circuits with higher levels of analog mixed-signal integration. We differentiate our products by virtue of leveraging our expertise in non-volatile technology to allow programmability in the end system. This strategy requires process and design expertise as well as applications engineering support. Continuing development of more advanced processes and products is essential to maintaining and enhancing our competitive position. Such development activities are difficult and lengthy.

They may not be successfully completed and future products may not be available on a timely basis or achieve market acceptance.

      Research and development activities require a high degree of complexity of design and manufacturing process, and consequently a significant percentage of sales is continuously invested in research and development and in the pre-production engineering activity related to new products and technologies. Research and development expenditures were $13.6 million in 2001, $15.9 million in 2000, and $14.6 million in 1999.

Patents and Licenses

      We hold a number of United States patents and foreign patents covering various circuit designs and device structures. Further, additional patent applications for products are pending in the United States and abroad. However, patents granted or pending may not provide meaningful protection. Similar to other semiconductor manufacturers, we have granted licenses under our patents and may continue to do so in the future. We believe that, due to the rapidly changing technology in the semiconductor industry, our future success will be dependent primarily upon the technical expertise and creative skills of our personnel rather than patent protection.

      As is the case with many companies in the semiconductor industry, it may become necessary or desirable for us to obtain licenses relating to our products from others. We have received notices claiming infringement of patents with respect to certain aspects of our processes and devices and these matters are under investigation and review. Although patent holders typically offer licenses and we have entered into such license agreements, licenses may not be obtainable on acceptable terms and any dispute may not be resolved without costly litigation.

Competition

      The semiconductor industry is highly competitive and characterized by steadily declining prices, particularly with respect to memory products, during periods of industry oversupply. In addition to price, important elements determining success in competition include product performance, quality and reliability, delivery capability, diversity of product line, application support, financial strength and the ability to respond rapidly to technological innovations. We compete with major semiconductor companies such as Analog Devices, Atmel Corporation, Catalyst Semiconductor and Maxim, most of whom have substantially greater financial, technical, marketing, distribution, and other resources than we do and have their own facilities for the production of semiconductor components. In addition, our foundry partners have the right to develop and fabricate products based on our process technology. Further, the semiconductor industry is characterized by rapid technological change and we will be required to continually develop or have access to new and improved manufacturing processes and products to remain competitive.

Insurance

      Xicor presently carries various insurance coverage including property damage, business interruption and general liability including certain product liability coverage. Xicor has been unable to obtain pollution and earthquake insurance at reasonable costs and limits.

Employees

      At December 31, 2001 we had 155 employees, approximately 40% of whom were engaged in research and development activities. None of our employees are represented by a labor organization and we consider our employee relations to be good. Many of our employees are highly skilled and our success will depend in significant part on our ability to attract and retain such employees in the highly competitive semiconductor industry and in Silicon Valley.

Executive Officers of the Registrant

      The following table sets forth each executive officer of Xicor, their ages (as of December 31, 2001) and position with Xicor:

Name	Age	Office

Louis DiNardo	42	President and Chief Executive Officer
Geraldine N. Hench	44	Vice President, Finance and Administration and Chief Financial Officer
R. Todd Smathers	53	Senior Vice President, Operations
Michael P. Levis	44	Vice President, Marketing
Robert C. Mahoney	53	Vice President, Worldwide Sales
James McCreary	55	Vice President, Engineering

      Louis DiNardo, President and Chief Executive Officer. Mr. DiNardo joined Xicor as President and Chief Executive Officer in November 2000. He has been involved in sales, marketing and operations within the semiconductor industry for over 20 years. Mr. DiNardo came to Xicor from Linear Technology Corporation (LTC), where he was General Manager of Mixed-Signal Products. During his 13 years at LTC, Mr. DiNardo held positions as Vice President — Marketing, Director of North American Distribution, and Area Sales Manager. Prior to LTC, Mr. DiNardo worked for 8 years at Analog Devices, where he was involved primarily in Field Sales and Applications. Mr. DiNardo received his bachelor’s degree from Ursinus College.

      Geraldine N. Hench, Vice President, Finance and Administration and Chief Financial Officer. Ms. Hench, a certified public accountant, joined Xicor in November 1987 and became a Vice President in June 1993 and Xicor’s Chief Financial Officer in January 1998. Prior to Xicor, Ms. Hench was an Audit Manager at PricewaterhouseCoopers LLP. Ms. Hench received the degree of Bachelor of Science in Accounting from Santa Clara University and the degree of Master of Business Administration from St. Mary’s College.

      R. Todd Smathers, Senior Vice President, Operations. Mr. Smathers joined Xicor in October 2001 as Senior Vice President, Operations. Mr. Smathers has 30 years of industry experience in engineering, operations and general management. During his eighteen years with Linear Technology Corporation (LTC) he held a variety of senior management positions including General Manager of the Mixed-Signal Business Unit and Director of Operations. Prior to his affiliation with LTC, Mr. Smathers served at National Semiconductor Corporation where he assumed increasing levels of responsibility in engineering management for the linear products group. He holds a BS degree in Electrical Engineering from Clemson University (SC).

      Michael P. Levis, Vice President, Marketing. Mr. Levis joined Xicor in January 1998 as Vice President, Marketing. Mr. Levis has 18 years of experience in marketing and business development. From 1996 through 1997, Mr. Levis served as General Partner at ASCII of America, a venture capital firm. From 1993 through 1996, Mr. Levis was the Vice President of Marketing at Crosspoint Solutions, Inc., a semiconductor company. Prior to 1993 Mr. Levis held various marketing and business development positions at Crosspoint Solutions, Inc., Samsung Semiconductors and Zilog, Inc. Mr. Levis is a director of Tundra Semiconductor. Mr. Levis received the degree of Bachelor of Science in Electrical Engineering from Purdue and the degree of Master of Science in Electrical Engineering from Stanford University.

      Robert C. Mahoney, Vice President, Worldwide Sales. Mr. Mahoney joined Xicor in October 2001 as Vice President, Worldwide Sales. Mr. Mahoney has 20 years experience in the semiconductor industry and comes to Xicor from Altera Corporation, where he was Vice President of Strategic Accounts. Prior to his affiliation with Altera, Mr. Mahoney served as Area Director (Western Division) at Analog Devices. Mr. Mahoney also served at National Semiconductor, where he assumed increasing levels of responsibility culminating in his appointment as Area Director (Western Division).

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

Item 2.     Properties

      Xicor’s executive offices are located in an approximately 74,000 square-foot building at 1511 Buckeye Drive, Milpitas, California. This facility, which houses Xicor’s design, research and development and reliability operations and executive, marketing, and administrative offices, is leased. The lease expires in 2010 and provides for an annual base rental of $1,224,384 increasing 3.25% annually, and requires Xicor to pay all real estate taxes, utilities and insurance and to maintain the building and premises. Xicor has one five-year renewal option upon the same terms and conditions at the higher of 95% of the then fair market value or $1,148,508 annually. Commencing in February 2002, Xicor is subleasing approximately 21,000 square feet of this building at the base rental rate paid by Xicor. Either party may cancel this sublease any time after August 31, 2003.

Item 3.     Legal Proceedings

      Information regarding legal proceedings is set forth in Note 10 of the Notes to Consolidated Financial Statements which information is hereby incorporated by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      Xicor’s Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol XICO. The table below sets forth the high and low sales prices for the Common Stock as reported by Nasdaq for each calendar quarter.

	High	Low

Fiscal year ended December 31, 2001
First Quarter	$6.625	$3.281
Second Quarter	11.150	2.620
Third Quarter	13.060	5.450
Fourth Quarter	14.340	6.770
Fiscal year ended December 31, 2000
First Quarter	$26.250	$12.000
Second Quarter	19.000	4.500
Third Quarter	12.688	6.188
Fourth Quarter	8.563	2.813

      There were approximately 935 shareholders of record on December 31, 2001. Xicor has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

Financial Operating Information

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Operations Data:
Net sales	$70,073	$122,849	$114,887	$106,147	$122,453
Cost of sales	45,100	71,672	80,474	89,844	84,603

Gross profit	24,973	51,177	34,413	16,303	37,850

Operating expenses:
Research and development	13,613	15,880	14,560	17,429	18,475
Selling, general and administrative	18,235	26,122	22,360	22,634	21,753
Restructuring charge (credit)	3,205	(3,841)	23,719	4,985	—

	35,053	38,161	60,639	45,048	40,228

Income (loss) from operations	(10,080)	13,016	(26,226)	(28,745)	(2,378)
Interest expense	(524)	(817)	(1,407)	(1,872)	(1,834)
Interest income	1,237	1,458	704	1,086	1,901

Income (loss) before income taxes	(9,367)	13,657	(26,929)	(29,531)	(2,311)
Provision for income taxes	102	491	—	—	220

Net income (loss)	$(9,469)	$13,166	$(26,929)	$(29,531)	$(2,531)

Net income (loss) per share:
Basic	$(0.43)	$0.62	$(1.32)	$(1.53)	$(0.13)

Diluted	$(0.43)	$0.57	$(1.32)	$(1.53)	$(0.13)

Shares used in per share calculations:
Basic	21,803	21,189	20,324	19,262	18,967

Diluted	21,803	23,286	20,324	19,262	18,967

	December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Working capital	$38,563	$11,559	$3,573	$5,382	$28,248
Total assets	80,451	64,323	54,794	78,862	115,261
Long-term obligations, less current portion	32,634	715	9,794	13,137	18,974
Accumulated deficit	(120,859)	(111,390)	(124,556)	(97,627)	(68,096)
Shareholders’ equity	16,916	20,215	4,449	30,605	56,108

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. See “Safe Harbor Statement” and “Factors Affecting Future Results” sections following.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 23 to 39.

Results of Operations

     Sales

      Xicor’s sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales represent our core market. Memory product sales comprise Xicor’s legacy businesses of serial EEPROMs, which we are in the process of exiting, and parallel EEPROMs, which business we are retaining. Annual sales by product group were:

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Mixed-signal product sales	$34,942	$43,321	$30,146
Memory product sales	35,131	79,528	84,741

Total Sales	$70,073	$122,849	$114,887

      Xicor continued to progress with its transition to a differentiated product strategy in 2001, with mixed-signal products representing 50% of total net sales. Overall economic and industry-wide conditions were weak throughout 2001, and while mixed-signal sales were level sequentially in the first two quarters of 2001, mixed-signal sales declined in the second half of 2001 on lower unit sales. During 2000 Xicor completed the year with mixed-signal product sales over $43 million, or 35% of total net sales and mixed-signal sales growth of 44% over 1999.

      Memory product sales decreased 56% year over year in 2001 compared to 2000 principally due to the serial EEPROM business that Xicor is in the process of exiting and, to a lesser extent, lower unit shipments of parallel EEPROMs. Memory product sales decreased 6% in 2000 compared to 1999 primarily due to product mix and lower average selling prices.

      Xicor believes that 2002 will be a challenging year for the mixed-signal business as the difficult industry conditions experienced in 2001 extend into 2002. Serial EEPROM sales were approximately $16 million in 2001 and $51 million in both 2000 and 1999. We expect serial EEPROM sales to decline significantly in 2002 compared to 2001 as we plan to complete our exit from that business in 2002. As a result, we expect total sales for 2002 to be significantly below 2001 levels and anticipate Xicor will incur losses in 2002.

     Cost of Sales and Gross Profit

      Gross profit as a percentage of sales was 36% in 2001, 42% in 2000 and 30% in 1999. As discussed below, cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories. Excluding the inventory write-down, 2001 gross profit as a percentage of sales was 47%. Compared to 2000, the 2001 gross profit percentage excluding the inventory write down benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the amortization of $2.5 million of the deferred gain on the sale of the fab assets and lower costs associated with our shift to fully outsourced manufacturing. The gross profit percentage improved in 2000 compared to 1999 primarily due to reduced depreciation expense due to the planned closure of the Milpitas in-house wafer fabrication plant. In addition, the increased portion of sales generated from products manufactured at third party foundries during 2000 and the increased percentage of sales of higher margin mixed-signal products during 2000 had a favorable impact on the gross profit percentage when compared to prior years. Cost of sales in 2000 included a $0.4 million credit related to the amortization of the deferred gain on the fab sale. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices.

     Research and Development

      Research and development expenses amounted to $13.6 million or 19% of sales in 2001; $15.9 million or 13% of sales in 2000; and $14.6 million or 13% of sales in 1999. While research and development expenses increased as a percentage of sales in 2001 compared to 2000 due to the lower sales level, the dollar amount of research and development expenses decreased in 2001 compared to 2000 primarily due to lower personnel costs and spending controls. Research and development expenses were consistent as a percentage of sales in 2000 compared to 1999.

     Selling, General and Administrative

      Selling, general and administrative expenses amounted to $18.2 million or 26% of sales in 2001; $26.1 million or 21% of sales in 2000; and $22.4 million or 19% of sales in 1999. The year-over-year decrease in the dollar amount of selling, general and administrative expenses in 2001 compared to 2000 is due primarily to headcount reductions and lower commission expenses related to the decreased sales in 2001, partially offset by increased legal costs associated with protecting Xicor’s intellectual property rights. The year-over-year increase in the dollar amount of selling, general and administrative expenses in 2000 compared to 1999 resulted from increased commissions associated with the higher sales level, the hiring of additional sales and marketing personnel and intensified sales and marketing activities with the goal of increasing design wins of proprietary products.

     Restructuring and Other Non-Recurring Costs

	Year Ended December 31,

	2001	2000	1999

Restructuring	$3,205	$(3,841)	$23,719
Inventory write-down	8,200	—	—

Total	$11,405	$(3,841)	$23,719

      During 1998 Xicor began to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. This change was in response to market conditions that made it more economical to outsource manufacturing. Based on the progress made on the outsourcing program during 1999, in December 1999 Xicor’s Board of Directors decided to close its Milpitas in-house wafer fabrication facility during 2000 and use third party foundries for all of Xicor’s wafer fabrication production. In connection with the planned closure of this facility, Xicor recorded a $23.7 million restructuring charge, consisting of a $16.3 million non-cash write-down of the wafer fabrication plant assets, $1.5 million for severance costs relating to a reduction in workforce, fab closure costs of $3.6 million, idle facilities charges of $0.8 million and equipment lease costs of $1.5 million. Xicor began pursuing the sale of the Milpitas manufacturing operations but believed at that time the most likely outcome would be a piecemeal sale of the equipment.

      In November 2000, Xicor completed the sale of the wafer fabrication assets and inventory to Standard MEMS, Inc. (“Standard MEMS”) for a gross purchase price of $12.8 million. During 2000 Xicor utilized $1.9 million of restructuring reserves. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, occurred primarily in the fourth quarter of 2000. As a result of the sale of the fab, Xicor incurred restructuring charges at levels significantly below amounts previously estimated and accrued. The net restructuring credit of $3.8 million recorded in 2000 consists of a reversal of $6.1 million of costs originally included in the restructuring accrual not utilized due primarily to the sale of the fab to Standard MEMS, partially offset by $2.3 million principally related to additional workforce reductions that Xicor identified and committed to in the fourth quarter of 2000 to streamline operations and further implement the company’s outsourced manufacturing strategy.

      At the time of the sale of the wafer fabrication assets and inventory, Xicor and Standard MEMS also entered into a related foundry agreement for Standard MEMS to become a Xicor foundry. The sale of the wafer fabrication assets and inventory resulted in a net gain of $5.0 million, which was recorded as a deferred gain on sale of fab assets. Xicor is amortizing the gain over two years, which is the minimum term of the foundry agreement. Cost of sales for 2001 and 2000 included a $2.5 million and $0.4 million credit, respectively, related to the amortization of the deferred gain on the sale of the fab assets.

      In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor’s first quarter 2001 results included an $8.2 million charge to cost of sales to write down inventories to their net realizable value and a $3.2 million restructuring charge. The $3.2 million restructuring charge consisted of $1.5 million of severance-related costs for an additional reduction in Xicor’s workforce of approximately 95 employees, $1.2 million of fixed asset write-offs principally related to leasehold improvements in the facility that housed our test operation and $0.5 million of other restructuring-related costs. Estimated annual cost reductions of $6.0 million associated with the completion of the restructuring plan are expected to mitigate the effect of lower memory product sales.

      During 2001, Xicor reduced its workforce by approximately 140 employees and utilized $3.1 million of the restructuring reserve for related severance costs and $0.7 million for other restructuring related costs. The remaining reductions in workforce are planned to occur in the first half of 2002. At December 31, 2001, the restructuring accrual of $0.7 million consisted of $0.4 million of severance costs (including costs to reduce the workforce by approximately 10 employees primarily in sales and administrative groups) and $0.3 million of other costs associated with vacated sales offices.

     Interest

      Interest expense decreased in 2001 compared to 2000 due to the sale of the Milpitas wafer fabrication assets and payoff of related equipment lease debt in November 2000, partially offset by increased interest expense and amortization due to Xicor’s November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants. Interest expense decreased in 2000 compared to 1999 principally due to normal principal payments of outstanding lease debt. Interest expense will increase in 2002 compared to 2001 as the convertible subordinated notes and warrants will be outstanding for the full year.

      Interest income decreased in 2001 compared to 2000 primarily as a result of lower interest rates. Interest income increased in 2000 compared to 1999 due to an increase in the average balance invested caused primarily by funds generated from operating activities and the issuance of stock under employee stock plans and, to a lesser extent, higher interest rates. Interest income is expected to decrease in 2002 compared to 2001 due to lower interest rates, partially offset by the higher average balance invested caused primarily by funds generated from the November 2001 issuance of convertible subordinated notes and warrants discussed below.

     Taxes

      The provision for income taxes for 2001 and 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 1999 due to the net loss. Net deferred tax assets of $55.8 million at the end of 2001 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

Liquidity and Capital Resources

      At December 31, 2001, Xicor had $56.4 million in cash and cash equivalents. Corresponding balances at the end of 2000 and 1999 were $29.1 million and $22.2 million, respectively. The increased cash balance at December 31, 2001 compared to the prior year end was principally due to the November 2001 issuance of $35.0 million of 5.5% convertible notes and warrants due 2006, with semiannual interest payments on May 19 and November 19 of each year, commencing May 19, 2002. The Notes are convertible, at the option of the holder, into our common stock at any time unless previously redeemed or repurchased, at a conversion price of $11.22 per share, subject to adjustment in certain events. The net proceeds of the offering were $32.2 million after payment of the underwriting discount and expenses of the offering of $2.8 million.

      In 2001 Xicor used $4.0 million of cash in operating activities (including $3.8 million associated with restructuring activities), $2.5 million to invest in Standard MEMS, $0.9 million to repay long-term obligations and $0.3 million for net equipment purchases ($1.3 million of equipment purchases, net of $1.0 million of equipment financing). Xicor generated $2.6 million from the issuance of stock under employee stock plans.

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

      During 2002, Xicor expects to use cash in operating activities (including interest payments on the convertible note and costs associated with restructuring activities), to repay long-term obligations and purchase equipment. Capital expenditures for 2002 are currently planned at approximately $1.2 million and are primarily related to product design and equipment for product test development. At December 31, 2001, Xicor had entered into commitments for equipment purchases aggregating less than $0.2 million. Minimum future lease payments under non-cancelable leases as of December 31, 2001 were as follows: 2002 — $2.3 million, 2003 — $1.6 million, 2004 — $1.6 million, 2005 — $1.6 million, 2006 — $1.4 million and $4.5 million thereafter.

      Xicor has a line of credit agreement with a financial institution that expires March 31, 2002, provides for borrowings of up to $7.5 million against eligible accounts receivable and is secured by all of Xicor’s assets. Interest on borrowings is charged at the prime lending rate plus 2% and is payable monthly. At December 31, 2001, approximately $3.5 million was available to Xicor based on the eligible accounts receivable balances and the borrowing formulas. To date, no amounts have been borrowed under this line of credit. Management believes that currently available cash will be adequate to support Xicor’s operations for the next twelve months, and accordingly, management does not plan to renew the line of credit in 2002.

Critical Accounting Policies

      The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our financial statements. Actual results could differ from our estimates. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding in their calls on judgment. We believe our most critical accounting policies relate to:

     Revenue recognition

Xicor’s customers include original equipment manufacturers, distributors and contract manufacturers. Xicor recognizes revenue from sales when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales are reduced for estimated returns and adjustments. We base these estimates on historical data and other known factors. Actual results could be different from our estimates resulting in future charges to earnings.

Certain of Xicor’s sales to distributors are contractually subject to rights of return and price concessions on unsold merchandise. Because of frequent sales price reductions on standard products, the distributors’ return rights and rapid technological obsolescence in the industry, Xicor defers recognition of such sales until the distributors sell the merchandise. From time to time Xicor terminates distributors, contractually eliminates their rights of return and price concessions or obsoletes parts in the distribution channel. In such cases, Xicor recognizes revenue after the distributors’ return rights lapse and the price is fixed.

Amounts billed to the distributors, net of estimated price concessions, are included as accounts receivable and the related gross profit is deferred and reflected as a current liability until the revenue is recognized. The amount of gross profit recognized by Xicor in future periods could differ from the deferred income on shipments to distributors due to the distributors’ contractual rights of return and price concessions on unsold merchandise.

     Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable at December 31, 2001 and 2000 are presented net of an allowance for doubtful accounts of $0.5 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventory Valuation

Inventories are stated at the lower of cost or market. Each quarter we evaluate our inventories for excess quantities and obsolescence. Inventories on hand in excess of forecasted demand are not valued and we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. Product and technology transitions announced by Xicor or its competitors, changes in the purchasing patterns of Xicor’s customers and distribution partners, or adverse global economic conditions may materially affect estimates of Xicor’s inventory reserve requirements resulting in additional inventory write downs. During 2001, Xicor recorded an $8.2 million charge to cost of sales to write down inventories to their net realizable value in connection with its plan to exit from offering stand alone low-density serial EEPROM memory products.

     Non-marketable securities

In 2001 we invested $2.5 million in a company whose stock is not publicly traded. The cost method of accounting was used to account for this investment as we hold a non-material ownership percentage. We assess the value of this investment principally by using information acquired from the investee, including historical and projected financial performance and recent funding events. We record an investment impairment charge when we believe an investment has experienced a decline in values that is other than temporary. Market conditions, the availability of private equity or poor operating results of the investee could result in our inability to recover the carrying value of the investment that may not be reflected in the investment’s current carrying value of $2.5 million at December 31, 2001, thereby possibly requiring an impairment charge in the future.

     Restructuring

In connection with restructuring plans, management is required to make estimates about the effects of matters, or future events, that are inherently uncertain. Among other items, we estimate the salvage value of assets impaired, which requires judgments concerning such factors as fluctuating equipment markets and timing and method of disposal and the cost and timing of closing leased facilities, which requires judgments concerning such factors as fluctuating real estate markets and timing of disposal. In 1999, Xicor recorded a restructuring charge of $23.7 million related to the decision to close the Milpitas wafer fabrication facility. In 2000, Xicor recorded a net restructuring credit of $3.8 million consisting of $6.1 million of costs originally included in the restructuring accrual not utilized primarily due to the unanticipated sale of the fabrication facility, partially offset by $2.3 million related principally to additional workforce reductions to streamline operations and further implement Xicor’s outsourced manufacturing strategy. In 2001, Xicor recorded a $3.2 million restructuring charge associated with the move to fully outsourced test and assembly operations and the exit from offering stand alone low-density serial EEPROM memory products.

     Income Taxes

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Xicor has net deferred tax assets of $55.8 million at December 31, 2001 that remain fully reserved because of the uncertainty regarding the ultimate realization of these assets. In the event Xicor determines that it will be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset will be recorded as a credit to income in the period the determination is made.

     Contingencies and litigation

From time to time, we are a defendant or plaintiff in various legal actions, which arise in the normal course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required for these contingencies, if any, which would be charged to earnings, is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in circumstances. Changes in required reserves could increase or decrease our earnings in the period the changes are made.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be evaluated annually and to determine whether events or circumstances have occurred indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. The Company believes that adoption of FAS 141 and FAS 142 in the first quarter of 2002 will not have a material impact on its financial position and results of operations.

      In August 2001, FASB Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations” was issued. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. FAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of FAS 143 will not have an impact on its financial statements.

      In October 2001, FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets” was issued. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS No. 121 (FAS 121), “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of FAS 144 will not have a material impact on its financial statements.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

      This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the belief that 2002 will be a challenging year for the mixed-signal business as the difficult industry conditions experienced in 2001 extend into 2002; the expectation for serial EEPROM sales to decline significantly in 2002 compared to 2001; the plan to complete our exit from the serial EEPROM business in 2002; the expectation that total sales for 2002 will be significantly below 2001 levels; the anticipation that Xicor will incur losses in 2002; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the expected workforce and cost reductions from Xicor’s restructuring plans; the expectation that interest income will decrease in 2002 compared to 2001 due to lower interest rates; the expectation to use cash in 2002; and the expectation that currently available cash will be adequate to support operations for the next twelve months. Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor’s ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners’ timely ability to successfully manufacture products for Xicor using Xicor’s proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor’s SEC reports, including but not limited to the “Factors Affecting Future Results” section following and Part I, Item 1. of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

      You should not use our past financial performance to predict future operating results. We have incurred net losses in three of the last four years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control: the cyclical nature of both the semiconductor industry and the markets addressed by our products, including the current severe business down cycle; competitive pricing pressures and related changes in selling prices; new product announcements and introductions of competing products by us or our competitors; market acceptance and subsequent design-in of new products; unpredictability of changes in demand for, or in the mix of, our products; the timing of significant orders including the fact that the sales level in any specific quarter depends significantly on orders received during that quarter; the gain or loss of significant customers; the availability, timely deliverability and cost of products manufactured on our behalf by third-party suppliers; product obsolescence; lower of cost or market inventory adjustments; changes in the channels through which our products are distributed; exchange rate fluctuations; general economic, political and environmental-related conditions, such as natural disasters; difficulties in forecasting, planning and managing of inventory levels; and unanticipated research and development expenses associated with new product introductions.

The exit from a portion of our memory business has changed our business model and is causing a reduction in our revenues.

      In the first quarter of 2001, Xicor announced its plan to exit from offering stand-alone low-density serial EEPROM memory products. To date, Xicor has been unable to secure a buyer for the business, particularly in light of the current weak economic conditions, and plans to complete its exit from that business in 2002.

      The transition out of the serial EEPROM memory business has reduced Xicor’s revenues and is requiring the Company to devote significant time and expense to transition activities at the same time it is increasing its focus on its mixed-signal products. If Xicor’s penetration of the mixed-signal market does not increase, Xicor’s operating results could be seriously harmed and its stock price could decline. Further, as a result of the transition, Xicor has become a smaller company with limited resources and a reduced workforce. Xicor may not be able to effectively use its limited resources to increase new product development and build its mixed-signal product business. This could cause a further decline in Xicor’s revenues.

The selling prices for our products are volatile and have historically declined over the life of a product. In addition, the cyclical nature of the semiconductor industry produces fluctuations in our operating results.

      The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns are generally characterized by diminished product demand; production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than one year. We are presently experiencing an economic downturn that is harming our business. Our success depends on a better supply and demand balance within the industry and the various electronics industries that use semiconductors, including networking, communications and industrial companies, returning to more normal buying patterns.

We do not typically enter into long-term contracts with our customers and we cannot be certain as to future order levels from our customers.

      The composition of our major customer base changes as the market demand for our customers’ products change. A small number of customers have accounted for a substantial portion of our sales. A reduction, delay, or cancellation of orders from a large customer could harm our business. The loss of, or reduced orders by, any of our key customers could result in a significant decline in our sales.

We depend on distributors and manufacturers’ representatives to generate a majority of our sales.

      Distributors serve as a channel of sale to many end users of our products. During 2001, approximately 47% of sales were through distribution, with one distributor accounting for 23% of our sales. Our distributors and manufacturers’ representatives could discontinue selling our products at any time. The loss of any significant distributor or manufacturers’ representative could seriously harm our operating results by impairing our ability to sell our products.

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

      Xicor out sources all manufacturing operations. Our reliance on third-party foundries and subcontractors to manufacture our products and ship our products to customers involves the following significant risks:

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity during periods of strong demand;

•	difficulties selecting and integrating new foundries and subcontractors;

•	limited warranties by third-party manufacturers on products supplied to us; and

•	potential increases in product costs due to capacity shortages and other factors.

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

In 2001 we invested in a company whose stock is not publicly traded. They recently completed a round of funding and are pursuing additional funding. If they cannot obtain additional funding at a valuation that is at least equivalent to our investment valuation, this could result in an inability to recover the carrying value of our investment, thereby possibly requiring an impairment charge in the future.

We have entered into certain minimum wafer purchase commitments with Foundry Partners in exchange for capacity commitments and plan our production based on internal forecasts of customer demand. Should demand for our products decrease, we may be required to make payments for unused capacity, which would cause our costs to increase.

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

      We compete with major semiconductor companies such as Analog Devices, Atmel Corporation, Catalyst Semiconductor and Maxim, most of whom have substantially greater financial, technical, marketing, distribution, and other resources than we do and have their own facilities for the production of semiconductor components. In addition, our foundry partners have the right to develop and fabricate products based on our process technology.

Our markets are subject to rapid technological change and, therefore, our success depends on our ability to develop and introduce new products.

      The markets for our products are characterized by rapidly changing technologies; evolving and competing industry standards; changing customer needs; frequent new product introductions and enhancements; increased integration with other functions; and rapid product obsolescence. To develop new products for our target markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their rapidly changing needs. We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products at competitive costs, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. Furthermore, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

Our cost of sales may increase if we are required to purchase additional manufacturing capacity in the future.

      To obtain additional manufacturing capacity in the future, we may be required to make deposits, equipment purchases and loans and enter into joint ventures, equity investments or technology licenses in or with wafer fabrication companies. These transactions could involve a commitment of substantial amounts of our capital and technology licenses in return for production capacity. We may be required to seek additional debt or equity financing in order to secure this capacity and we may not be able to obtain such financing.

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

If Xicor or any of our foundries or third-party subcontractors is accused of infringing the intellectual property rights of other parties, we may become subject to time-consuming and costly litigation. If we lose or settle claims, we could suffer a significant negative impact on our business and be forced to pay royalties and damages.

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

      Our international sales accounted for approximately 59% of total sales in 2001 and 53% of total sales in fiscal year 2000. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

Business interruptions could harm our business.

      Our operations and those of our foundries and other manufacturing subcontractors are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facility in the State of California may be subject to electrical blackouts due to a shortage of available electrical power. If these blackouts were to occur, they could disrupt Xicor’s operations. Business interruption insurance may not provide protection due to the deductible periods or be enough to compensate us for losses that may occur. Additionally, Xicor has been unable to obtain earthquake insurance of reasonable costs and limits.

We may face interruption of production and services due to increased security measures in response to recent and potential future terrorist activities.

      Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of wafers and products from our foreign foundries or contractors, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business could be severe.

Our November 2001 Debt Financing substantially increased our indebtedness which may make it more difficult to obtain financing in the future and cause our business to suffer.

      As a result of our November 2001 sale of notes and warrants, we incurred $35 million of additional indebtedness. The level of our indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of a downturn in our business. If any of these risks materialize we may be unable to successfully execute our business plan.

Our business could be harmed if the net proceeds from the November 2001 Debt Financing is used ineffectively.

      We have flexibility in applying the net proceeds of the debt financing. We intend to use the proceeds of this offering for working capital and general corporate purposes. We may also use the proceeds for acquisitions, including acquisitions of intellectual property and design teams, if appropriate candidates can be identified and mutually acceptable terms can be agreed upon. These purposes could also include funding research, development, sales and marketing and capital expenditures. The failure to apply these net proceeds effectively could harm our business, results of operations and financial condition.

The conversion of our outstanding convertible debt and exercise of warrants issued in connection with our convertible debt may result in dilution to holders of our common stock and a reduction in the price of our common stock.

      In November 2001 we issued $35 million in convertible notes and related warrants. The convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of approximately 3.1 million shares of common stock at a conversion price of $11.22 per share. In connection with the issuance of the convertible notes we also issued warrants for the purchase of approximately one million shares of common stock that are exercisable at a price of $12.24 per share. If the price of our common stock exceeds the conversion price of the notes and exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. Xicor may force the conversion of all or a portion of the notes and warrants in certain circumstances. Our issuance of common stock at prices of $11.22 per share upon conversion of the debt and $12.24 per share upon exercise of the warrants may result in dilution to other holders of common stock and may cause the price of our common stock to fall. In addition, if note and warrant holders elect to sell the common stock issued upon the conversion of the debt and exercise of the warrants, the price of our common stock may fall.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Xicor does not use derivative financial instruments in its investment portfolio. Xicor has an investment portfolio of fixed income securities that are classified as “held-to-maturity securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. Xicor attempts to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of Xicor’s investment portfolio a movement of 10% by market interest rates would not have a material impact on Xicor’s operating results and the total value of the portfolio over the next fiscal year.

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

Item 8.     Consolidated Financial Statements and Supplementary Data

XICOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$56,367	$29,121
Accounts receivable	3,501	10,812
Inventories	9,404	14,380
Prepaid expenses and other current assets	192	639

Total current assets	69,464	54,952
Property, plant and equipment, at cost less accumulated depreciation	5,223	9,166
Other assets	5,764	205

Total assets	$80,451	$64,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,646	$11,132
Accrued expenses	7,867	12,637
Deferred income on shipments to distributors	10,465	14,258
Deferred gain on sale of fab assets	2,082	4,600
Current portion of long-term obligations	841	766

Total current liabilities	30,901	43,393
Convertible subordinated notes	31,896	—
Long-term obligations	738	715

Total liabilities	63,535	44,108

Commitments and contingencies (Notes 5 and 10)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 75,000 shares authorized; 22,339 and 21,466 shares issued and outstanding	137,775	131,605
Accumulated deficit	(120,859)	(111,390)

Total shareholders’ equity	16,916	20,215

Total liabilities and shareholders’ equity	$80,451	$64,323

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands,
	except per share amounts)
Net sales	$70,073	$122,849	$114,887
Cost of sales	45,100	71,672	80,474

Gross profit	24,973	51,177	34,413

Operating expenses:
Research and development	13,613	15,880	14,560
Selling, general and administrative	18,235	26,122	22,360
Restructuring charge (credit)	3,205	(3,841)	23,719

	35,053	38,161	60,639

Income (loss) from operations	(10,080)	13,016	(26,226)
Interest expense	(524)	(817)	(1,407)
Interest income	1,237	1,458	704

Income (loss) before income taxes	(9,367)	13,657	(26,929)
Provision for income taxes	102	491	—

Net income (loss)	$(9,469)	$13,166	$(26,929)

Net income (loss) per share:
Basic	$(0.43)	$0.62	$(1.32)

Diluted	$(0.43)	$0.57	$(1.32)

Shares used in per share calculation:
Basic	21,803	21,189	20,324

Diluted	21,803	23,286	20,324

See accompanying notes to consolidated financial statements.

XICOR, Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

	(In thousands)
Balance at December 31, 1998	20,134	$128,232	$(97,627)	$30,605
Issuance of shares under employee stock plans and other	461	773	—	773
Net loss	—	—	(26,929)	(26,929)

Balance at December 31, 1999	20,595	129,005	(124,556)	4,449
Issuance of shares under employee stock plans and other	871	2,600	—	2,600
Net income	—	—	13,166	13,166

Balance at December 31, 2000	21,466	131,605	(111,390)	20,215

Issuance of shares under employee stock plans and other	873	2,648	—	2,648
Issuance of warrants	—	3,522	—	3,522
Net loss	—	—	(9,469)	(9,469)

Balance at December 31, 2001	22,339	$137,775	$(120,859)	$16,916

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(9,469)	$13,166	$(26,929)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	3,925	4,031	13,235
Amortization of fab gain	(2,518)	(436)	—
Amortization of debt issuance costs and warrants	140	—	—
Non-cash restructuring charge	1,249	—	16,338
Changes in assets and liabilities:
Accounts receivable	7,311	(2,304)	327
Inventories	4,976	(3,709)	(233)
Prepaid expenses and other current assets	447	(259)	636
Other assets	19	76	5
Accounts payable and accrued expenses	(6,256)	(558)	3,578
Deferred income on shipments to distributors	(3,793)	1,430	3,707
Long-term obligations	—	—	1,993

Net cash provided by (used in) operating activities	(3,969)	11,437	12,657

Cash flows from investing activities:
Investments in plant and equipment, net	(262)	(6,020)	(1,555)
Investment in Standard MEMS	(2,500)	—	—
Proceeds from the sale of the fab	—	12,825	—

Net cash provided by (used in) investing activities	(2,762)	6,805	(1,555)

Cash flows from financing activities:
Repayments of long-term obligations	(871)	(13,675)	(7,523)
Proceeds from sale of common stock, net of issuance costs, to employees and others	2,648	2,321	773
Proceeds from issuance of convertible subordinated notes and warrants	32,200	—	—

Net cash provided by (used in) financing activities	33,977	(11,354)	(6,750)

Increase (decrease) in cash and cash equivalents	27,246	6,888	4,352
Cash and cash equivalents at beginning of year	29,121	22,233	17,881

Cash and cash equivalents at end of year	$56,367	$29,121	$22,233

Supplemental information:
Cash paid (refunded) during the year for:
Interest expense	$178	$810	$1,472
Income taxes	(15)	305	100
Equipment acquired pursuant to long-term obligations	969	—	333

See accompanying notes to consolidated financial statements.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Its Significant Accounting Policies:

      Xicor, Inc. (Xicor) is a fabless semiconductor company that designs, markets and sells programmable mixed-signal and nonvolatile memory semiconductor devices. Xicor operates in one reportable segment based on the company’s internal organization. Xicor’s sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales represent our core market. Memory product sales comprise Xicor’s legacy businesses of serial EEPROMs, which we are in the process of exiting, and parallel EEPROMs, which business we are retaining. Annual sales by product group were:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Mixed-signal product sales	$35	$43	$30
Memory product sales	35	80	85

Total Sales	$70	$123	$115

      Sales by geographic region, based on the location to which the product was shipped, were as follows:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
United States	$29	$58	$51
Asia Pacific	14	31	37
Europe	24	28	22
Other	3	6	5

	$70	$123	$115

      Avnet, one of Xicor’s global distributors, accounted for 23% of sales in 2001, 19% in 2000, and 14% in 1999. One OEM customer represented 11% of sales in 1999.

      Xicor has adopted generally accepted accounting principles that are customary in the industry in which it operates. Following are Xicor’s significant accounting policies:

Fiscal Year

      Xicor’s fiscal year ends on the Sunday nearest December 31. For purposes of financial statement presentation, each fiscal year is deemed to have ended on December 31. Fiscal years 2001, 2000 and 1999 each consisted of 52 weeks.

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

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash Equivalents

      Cash equivalents consist principally of United States Government Agency Notes and Treasury Bills, money market funds and certificates of deposit. Highly liquid investments with maturities of three months or less at the time of purchase are considered cash equivalents.

     Concentrations of Credit Risk

      Financial instruments that potentially subject Xicor to concentrations of credit risk consist principally of cash equivalents and accounts receivable. Xicor invests primarily in United States Government Agency Notes and Treasury Bills, money market funds and certificates of deposit and places its investments with high-credit-quality financial institutions. Xicor’s accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States, Europe and Asia. Xicor performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

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

     Property and Equipment

      Depreciation for financial reporting purposes is computed using the straight-line method and the assets’ estimated useful lives, principally five years. Amortization of leasehold improvements is computed over the shorter of the remaining terms of the leases or the estimated useful lives of the improvements. Construction in progress consists of leasehold improvements not completed and equipment received but not yet placed in service.

     Long-term Investments

      During the third quarter of 2001, Xicor invested $2.5 million in Standard MEMS, Inc., representing a 5% ownership. Headquartered in Burlington, Massachusetts, Standard MEMS is a manufacturer of micro electro-mechanical systems for transducer, photonic and fluid applications and one of Xicor’s third party foundries. The Company is accounting for the investment using the cost method. The investment is included in other assets on the balance sheet.

     Long-lived Assets

      Xicor reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      Xicor’s customers include original equipment manufacturers, distributors and contract manufacturers. Xicor recognizes revenue from sales when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales are reduced for estimated returns and adjustments.

      Certain of Xicor’s sales to distributors are contractually subject to rights of return and price concessions on unsold merchandise. Because of frequent sales price reductions on standard products, the distributors’ return rights and rapid technological obsolescence in the semiconductor industry, Xicor defers recognition of such sales until the distributors sell the merchandise. From time to time Xicor terminates distributors, contractually eliminates their rights of return and price concessions or obsoletes parts in the distribution channel. In such cases, Xicor recognizes revenue after the distributors’ return rights lapse and the price is fixed. Amounts billed to the distributors, net of estimated price concessions, are included as accounts receivable and the related gross profit is deferred and reflected as a current liability until the revenue is recognized.

     Net Income (Loss) per Share

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. The same net income (loss) amounts were used for Basic Earnings Per Share (EPS) and Diluted EPS for the three years in the period ended December 31, 2001. The net income (loss) for the periods reported also represented the comprehensive net income (loss) for such periods.

      Potential common shares consisting of 2,097,000 stock options were the only reconciling items between the number of shares used to calculate Basic EPS and Diluted EPS for the year ended December 31, 2000. For the years ended December 31, 2001 and 1999, the number of shares used in the calculations of both EPS amounts were the same since stock options aggregating 4,984,000 at a weighted average price of $5.06 per share and 3,259,000 at a weighted average price of $3.02 per share, respectively, were excluded as they were antidilutive.

     Accounting for Stock Options

      In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation”, Xicor applies Accounting Principles Board Opinion No. 25 as interpreted in Financial Accounting Standards Board Interpretation No. 44 for purposes of accounting for employee stock options. Because the exercise prices of Xicor’s employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense at time of grant is recognized in the financial statements. Xicor provides additional pro forma disclosures as required under SFAS 123 in Note 7.

     New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets.” FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be evaluated annually and to determine whether events or circumstances have occurred indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for all business combinations completed after June 30, 2001. The Company believes that adoption of FAS 141 and FAS 142 in the first quarter of 2002 will not have a material impact on its financial position and results of operations.

      In August 2001, FASB Statement No. 143 (FAS 143), “Accounting for Asset Retirement Obligations” was issued. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. FAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. The Company expects that the initial application of FAS 143 will not have an impact on its financial statements.

      In October 2001, FASB Statement No. 144 (FAS 144), “Accounting for the Impairment or Disposal of Long-lived Assets” was issued. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS No. 121 (FAS 121), “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and to develop a single accounting model, based on the framework established by FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the initial application of FAS 144 will not have a material impact on its financial statements.

Note 2 — Restructuring:

      During 1998 Xicor began to revise its manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. Throughout 1999, products manufactured by an outside foundry comprised an increasing proportion of Xicor’s production and during the fourth quarter of 1999 two other foundries successfully produced initial wafers based on specifications provided by Xicor. Since Xicor now had multiple third-party locations able to produce its products, at significantly lower unit costs than the Milpitas in-house facility, Xicor decided to close its Milpitas in-house wafer fabrication facility and use third party foundries for all of Xicor’s wafer fabrication production. In December 1999 Xicor’s Board of Directors approved the plan to close the Milpitas fabrication facility. The decision to close the Milpitas facility and streamline operations resulted in the recording of a restructuring charge of $23.7 million in the fourth quarter of 1999. Xicor began pursuing the sale of the Milpitas manufacturing operations but believed at that time the most likely outcome would be a piecemeal sale of the equipment. The $16.3 million restructuring charge related to the write down of the carrying value of Xicor’s fabrication equipment to its estimated fair value less costs to sell was based on third party estimates. The net fair value of the fabrication equipment of $1.6 million was included in “other assets” at December 31, 1999. Severance costs of $1.5 million and fab closure costs totaling $3.6 million were recorded in 1999. Fab closure costs included decommissioning and clean up costs, environmental closure costs and equipment decontamination and removal costs. The restructuring charge also included a charge for idle facilities of $0.8 million and equipment lease costs of $1.5 million. Severance costs of $2.4 million were accrued at December 31, 1999 for planned reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups.

      In November 2000, Xicor completed the sale of the wafer fabrication assets and inventory to Standard MEMS, Inc. (“Standard MEMS”) for a gross purchase price of $12.8 million. During 2000 Xicor utilized $1.9 million of restructuring reserves. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, occurred primarily in the fourth quarter of 2000. As a result of the sale of the fab, Xicor incurred restructuring charges at levels significantly below the amount previously estimated and accrued. The net restructuring credit of $3.8 million recorded in 2000 consists of a reversal of $6.1 million of costs originally included in the restructuring accrual not utilized due primarily to the

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of the fab to Standard MEMS, partially offset by $2.3 million principally related to additional workforce reduction that Xicor committed to in the fourth quarter of 2000 to streamline operations and further implement the company’s outsourced manufacturing strategy. At December 31, 2000, the restructuring accrual consisted of $2.0 million of severance costs to further reduce the workforce by approximately 50 employees primarily in administrative, manufacturing and support groups and $0.5 million of other restructuring related costs.

      In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor’s first quarter 2001 results included a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for an additional reduction in Xicor’s workforce of approximately 95 employees, primarily in manufacturing, sales and support groups, and $0.5 million of other restructuring-related costs. The $1.2 million balance of the restructuring charge recorded in the first quarter of 2001 related principally to the write-off of leasehold improvements in the facility that was vacated as a result of the restructuring plan.

      During 2001, Xicor reduced its workforce by approximately 140 employees and utilized $3.1 million of the restructuring reserve for related severance costs and $0.7 million for other restructuring related costs. The remaining reductions in workforce are planned to occur in the first half of 2002. At December 31, 2001, the restructuring accrual of $0.7 million consisted of $0.4 million of severance costs (including costs to reduce the workforce by approximately 10 employees primarily in sales and administrative groups) and $0.3 million of other costs associated with vacated sales offices.

      The following table sets forth Xicor’s activity for the restructuring accrual during the three years ended December 31, 2001:

	Employee
	Severance	Equipment	Fab	Idle
	and	Lease	Closure	Facilities
	Other	Costs	Costs	Charge	Total

	(In thousands)
Balance at December 31, 1998	$1,350	$—	$—	$—	$1,350
(Utilized)	(449)	—	—	—	(449)
(Credit)/ Expense	1,464	1,484	3,555	878	7,381

Balance at December 31, 1999	2,365	1,484	3,555	878	8,282
(Utilized)	(727)	(1,107)	(24)	(46)	(1,904)
(Credit)/ Expense	899	(377)	(3,531)	(832)	(3,841)

Balance at December 31, 2000	2,537	—	—	—	2,537
(Utilized)	(3,802)	—	—	—	(3,802)
(Credit)/ Expense	1,956	—	—	—	1,956

Balance at December 31, 2001	$691	$—	$—	$—	$691

Note 3 — Deferred Gain on Sale of Fab Assets:

      In November 2000, Xicor completed the sale of the wafer fabrication assets and inventory located in Milpitas, California to Standard MEMS for a gross purchase price of $12.8 million. Under a related agreement, Standard MEMS became an additional foundry for Xicor and committed to supply and Xicor committed to purchase certain minimum quantities of wafers at fixed prices. Xicor deferred the $5.0 million net gain related to the sale of the fab and is amortizing the gain over two years, which is the minimum term of

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the foundry agreement. Cost of sales for 2001 and 2000 included a $2.5 million and $0.4 million credit, respectively, related to the amortization of the deferred gain on the sale of the fab assets.

Note 4 — Balance Sheet Components:

	December 31,

	2001	2000

	(In thousands)
Inventories:
Raw materials and supplies	$212	$616
Work in process	7,252	9,681
Finished goods	1,940	4,083

	$9,404	$14,380

Property, plant and equipment:
Leasehold improvements	$2,725	$3,846
Equipment	37,118	41,318
Furniture and fixtures	345	1,228
Construction in progress	39	615

	40,227	47,007
Accumulated depreciation	(35,004)	(37,841)

	$5,223	$9,166

Accrued expenses:
Accrued wages and employee benefits	$1,412	$2,842
Accrued restructuring liabilities	691	2,537
Other accrued expenses	5,764	7,258

	$7,867	$12,637

Accounts Receivable

      Accounts receivable at December 31, 2001 and 2000 are presented net of an allowance for doubtful accounts of $0.5 million.

Note 5 — Lease Commitments:

      Xicor leases its facilities and certain equipment under non-cancelable lease agreements. Xicor’s major facility lease expires in 2010 and provides for a five-year renewal option. The base rental increases 3.25% annually. Equipment leases are for terms of four to six years and require Xicor to pay property taxes, insurance and maintenance and repair costs.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Leases that meet certain specific criteria are considered capital leases and, accordingly, are accounted for as the acquisition of an asset and the incurrence of a liability. Assets recorded under capital leases were as follows:

	December 31,

	2001	2000

	(In thousands)
Equipment	$2,821	$4,435
Less: accumulated depreciation	(1,670)	(3,351)

	$1,151	$1,084

      Minimum future lease payments under non-cancelable leases as of December 31, 2001 were as follows:

	Capital	Operating
	Leases	Leases

	(In thousands)
Years:
2002	$948	$1,369
2003	322	1,286
2004	269	1,305
2005	242	1,348
2006	—	1,391
2007-2010	—	4,452

Total minimum lease payments	1,781	$11,151

Less amount representing interest	(202)

Present value of minimum lease payments	1,579
Less current portion	(841)

Long-term lease obligation	$738

      Total rental expense under all operating leases was as follows (including month-to-month rentals): 2001 — $1.8 million, 2000 — $3.9 million, and 1999 — $4.6 million.

Note 6 — Debt:

Convertible Subordinated Notes

      In November 2001, we completed a private placement to qualified institutional investors of $35.0 million of 5.5% Convertible Subordinated Notes due in 2006 (the “Notes”) and related warrants to purchase approximately one million shares of our common stock during the next five years at an exercise price of $12.24 per share and filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares underlying the Notes and warrants.

      Interest on the Notes is payable semi-annually on May 19 and November 19 of each year, commencing May 19, 2002. The Notes are convertible at the option of the holders at any time into approximately 3.1 million shares of our common stock at $11.22 per share, which represents a 10% premium to the closing price of our stock on November 15, 2001. We may redeem some or all of the Notes, at any time before maturity, at a redemption price, in cash, of $1,000 principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if the closing price of our common stock exceeds $19.64 for any 15 out of 20 consecutive trading days. At any time on or after November 19, 2004, we may

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeem some or all of the notes at declining redemption prices expressed as a percentage of the principal (representing approximately 100% plus one-fifth of the annual interest expense times the number of years from maturity) plus accrued and unpaid interest. The Note holders may require us to repurchase the Notes, in cash, upon a repurchase event at 105% of the principal amount of the Notes, plus accrued unpaid interest. Such repurchase events include certain changes of control.

      Using the Black-Scholes pricing model, Xicor determined that the debt discount associated with the fair value of the warrants approximated $3.1 million. The amortization of the note discount is being reflected as a non-cash charge to interest expense over the term of the warrants. Xicor recognized interest expense associated with amortization of the debt discount of approximately $70,000 during the year ended December 31, 2001. The note discount, net of accumulated amortization, is reflected as a reduction in the face value of the Notes. The cost of issuing the Notes totaled $3.1 million, which was recorded in other long-term assets and are being amortized to interest expense over the term of the Notes. Xicor recognized interest expense associated with amortization of the deferred note issuance costs of approximately $70,000 during the year ended December 31, 2001.

     Line of Credit

      Xicor has a line of credit agreement with a financial institution that expires on March 31, 2002 and provides for borrowings of up to 80% of eligible accounts receivable, not to exceed $7.5 million. Interest is charged at the prime lending rate plus 2%, with a minimum rate of 8%, and is payable monthly. This credit facility is secured by all the assets of Xicor. The agreement contains restrictions that, among other things, preclude the payment of dividends, stock repurchases and the sale of assets other than in the normal course of business. Appropriate approvals were obtained prior to selling the wafer fabrication assets and inventory in 2000. At December 31, 2001, there were no borrowings outstanding under this line of credit.

Note 7 — Shareholders’ Equity:

Option Plans

      Xicor has two stock option plans for its employees, the 1990 Plan and the 1998 Plan and a Director Plan. The 2000 Director Option Plan provides for an initial grant of 25,000 options to each of the Company’s outside directors and automatic annual grants of 10,000 options thereafter. Directors may also be granted options under the 1998 Plan. The total number of shares of common stock authorized for issuance under the 1990 Employee Plan, the 1998 Employee Plan and the 2000 Director Plan are 5,000,000, 4,750,000 and 500,000, respectively.

      Options granted under the 1990 and 1998 plans generally vest over four years and expire no later than ten years from date of grant. Options under the 2000 Director Plan vest over a three-year period for initial grants and after one year for subsequent grants and expire no later than ten years from date of grant. All outstanding

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options were granted at 100% of the fair market value of the stock at the date of grant. The following table summarizes the option activity under all plans.

		Average
	Number	Option Price
	of Shares	Per Share

	(In thousands)
Outstanding at December 31, 1998	2,576	$2.36
Granted	1,488	3.85
Exercised	(310)	1.90
Canceled	(495)	2.79

Outstanding at December 31, 1999	3,259	3.02
Granted	2,951	6.76
Exercised	(742)	2.48
Canceled	(757)	6.23

Outstanding at December 31, 2000	4,711	4.93
Granted	2,226	4.65
Exercised	(756)	2.92
Canceled	(1,197)	5.14

Outstanding at December 31, 2001	4,984	$5.06

      In 2000, Xicor recorded stock based compensation of $279,000 for the accelerated vesting and extended terms of certain previously granted options.

      The number of stock options available for grant was 2,966,258 at December 31, 2001, 1,537,550 at December 31, 2000, and 681,500 at December 31, 1999. At December 31, 2001, 7,949,899 shares of common stock were reserved for issuance upon exercise of stock options. Options outstanding at December 31, 2001 and related weighted average price and life information follows:

	Options Outstanding
				Options Exercisable
			Remaining
Range of Exercise Prices	Shares	Price	Life (Years)	Shares	Prices

	(In thousands)			(In thousands)
$ 0.78 - $ 0.78	116	$0.78	6.8	80	$0.78
$ 1.25 - $ 1.62	252	$1.54	7.3	115	$1.54
$ 2.13 - $ 2.98	1,373	$2.91	8.2	331	$2.73
$ 3.75 - $ 5.57	1,388	$4.13	8.5	393	$4.05
$ 5.75 - $ 7.56	1,435	$6.77	9.2	234	$6.62
$ 9.00 - $12.63	386	$12.13	8.2	125	$11.93
$17.44 - $18.38	34	$17.77	8.2	9	$17.75

$ 0.78 - $18.38	4,984	$5.06	8.5	1,287	$4.61

      The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average grant date fair value of options granted was $2.57, $3.86 and $2.16 for the three years in the period ended December 31, 2001. The estimated pro forma stock-based compensation cost calculated using the assumptions indicated below totaled $3,546,000 in 2001; $3,408,000 in 2000; and $954,000 in 1999.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following weighted average assumptions are included in the estimated fair value grant date calculation of Xicor’s stock options:

	2001	2000	1999

Expected life (years)	3.5	3.5	3.5
Interest rate	3.97%	5.89%	5.71%
Volatility	80%	80%	78%
Dividend yield	0%	0%	0%

  Stock Purchase Plan

      In 1998, Xicor implemented an Employee Stock Purchase Plan (“ESPP”), which allows eligible employees to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month Offering Periods composed of four 6-month Purchase Periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of a two-year Offering Period or at the last day of each 6-month Purchase Period. Purchases are limited to the lesser of 10% of the employee’s compensation or $25,000 per year and may not exceed 1,000 shares during each 6-month Offering Period. At December 31, 2001, 380,000 shares had been reserved for issuance under the ESPP. The number of shares issued under the ESPP amounted to 117,000 shares in 2001, 116,000 in 2000, and 106,000 in 1999.

      The fair value of purchase rights granted under the ESPP at grant date was estimated using the Black-Scholes model. The weighted average grant date fair value of purchase rights granted under the ESPP was $1.68 in 2001, $1.10 in 2000 and $0.52 in 1999.

      The following weighted average assumptions are included in the estimated fair value grant date calculation of Xicor’s ESPP:

	2001	2000	1999

Expected life (years)	1.1	1.2	0.5
Interest rate	4.76%	4.93%	4.54%
Volatility	80%	80%	78%
Dividend yield	0%	0%	0%

     Pro Forma Net Income (Loss) and Net Income (Loss) per Share

      The pro forma net income (loss) resulting from the increased compensation costs for awards granted under the stock option and employee stock purchase plans was $(13,210,000) or $(0.61) per share in 2001; $9,638,000 or $0.45 per basic share and $0.41 per diluted share in 2000; and ($27,935,000) or ($1.37) per share in 1999.

     Warrants

      At December 31, 2001 warrants to purchase approximately one million shares of our common stock at an exercise price of $12.24 per share were outstanding. (See Note 6.)

     Preferred Stock

      Xicor has 5,000,000 authorized shares of no par value Preferred Stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. An aggregate of 75,000 shares of preferred stock have been designated as Series A Participating Preferred Stock for issuance in connection with the Company’s Stockholder Rights Plan.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Stock Purchase Rights

      In October 2001, the Board of Directors adopted a Stockholder Rights Plan (the Stockholder Rights Plan). Pursuant to the Stockholder Rights Plan, each share of Xicor’s Common Stock (Common Stock) currently has an associated right. Under certain circumstances, each right would entitle the registered holder to purchase from the Company one one-thousandth share of Series A Participating Preferred Stock at a purchase price of $60 in cash, subject to adjustment.

      The rights are not exercisable and cannot be transferred separately from the Common Stock until ten business days (or such later date as may be determined by the Board of Directors) after (a) the tenth day (or such later date as may be determined by the Company’s Board of Directors) after a person or group of affiliated or associated persons (“Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares then outstanding, or (b) the tenth business day (or such later date as may be determined by the Company’s Board of Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s then outstanding Common Shares.

      If and when the rights become exercisable, each holder of a right shall have the right to receive, upon exercise, that number of shares of Common Stock (or in certain circumstances, cash property or other securities of the Company) that equals the exercise price of the right divided by 50% of the current market price (as defined in the Stockholder Rights Plan) per share of Common Stock at the date of the occurrence of such event. In the event at any time after any person becomes an acquiring person, (i) Xicor is consolidated with, or merged with and into, another entity and Xicor is not the surviving entity of such consolidation or merger or if Xicor is the surviving entity, but shares of its outstanding common stock are changed or exchanged for stock or securities or cash or any other property, or (ii) 50% or more of Xicor’s assets or earning power is sold or transferred, each holder of a right shall thereafter have the right to receive upon exercise, that number of shares of common stock of the acquiring company that equals the exercise price of the right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

      The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in Xicor on terms not approved by the Board of Directors. The rights expire on October 19, 2011 but may be redeemed by Xicor for $.001 per right at any time prior to the fifth day (or such later date as may be determined by the Company’s Board of Directors) following a person’s acquisition of 15% or more of the Company’s Common Stock. As long as the rights are not separately transferable, each new share of Common Stock issued will have one right associated with it.

Note 8 — Employee Incentive Cash Bonus Profit Sharing Program:

      Xicor has an Employee Incentive Cash Bonus Profit Sharing Program (the “Program”). Under the Program, twice a year (two profit sharing periods) up to 15% of Xicor’s consolidated operating income, excluding certain non-product sales and restructuring charges and credits, is distributed to employees. The exact percentage to be distributed is determined by a Committee of the Board of Directors. No profit sharing bonuses were paid relating to 2001. Profit sharing bonuses relating to 2000 and 1999 totaled $0.5 million and $0.2 million, respectively.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Income Taxes:

      The income tax provision consists of the following:

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Federal	$56	$173	$—
State	10	197	—
Foreign	36	121	—

	$102	$491	$—

      The reconciliation between the amount computed by applying the U.S. Federal statutory rate and the reported tax expense is as follows:

	Year Ended December 31,

	2001	2000	1999

Federal statutory rate	(35.0)%	35.0%	(35.0)%
Operating losses with no current benefit	35.0	—	35.0
Net benefit of deferred tax assets not previously recognized	—	(32.2)%	—
Foreign, alternative minimum and other taxes	1.1	0.8%	—

	1.1%	3.6%	0.0%

      Deferred tax assets (liabilities) are comprised of the following:

	December 31,

	2001	2000

	(In thousands)
Deferred tax assets:
Federal and state loss and credit carryforwards	$32,323	$30,051
Capitalized research and development	8,323	6,735
Inventory valuation	12,040	7,420
Deferred income on shipments to distributors	1,636	3,809
Restructuring	1,430	1,699
Depreciation	1,034	979
Other	2,252	1,972

	59,038	52,665
Deferred tax liabilities	(3,284)	(2,735)
Deferred tax assets valuation allowance	(55,754)	(49,930)

Net deferred taxes	$—	$—

      The deferred tax assets valuation allowance is attributed to U.S. Federal and state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required.

      At December 31, 2001, Xicor had Federal tax net operating loss carryforwards and general business credit carryforwards of approximately $75.0 million and $2.0 million, respectively. These carryforwards expire in varying amounts from 2002 through 2016. The net operating loss carryforward includes approximately

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17.0 million resulting from employee exercises of non-qualified stock options, the tax benefit of which, when realized, will be accounted for as an addition to common stock rather than as a reduction of the provision for income taxes. At December 31, 2001, Xicor also had California state tax net operating loss and credit carryforwards of approximately $4.5 million and $3.8 million, respectively. These carryforwards expire in varying amounts from 2002 to 2011. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

Note 10 — Contingencies:

      In the normal course of business, Xicor receives and makes inquiries with regard to possible patent infringement. Where deemed advisable, Xicor may seek to enter into or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any one point in time; however, management currently does not believe that such licenses or settlements will materially affect Xicor’s financial position or results of operations.

      On April 17, 2001 Xicor filed suit against Catalyst Semiconductor in Delaware Federal District Court alleging violations of a Xicor Digital Potentiometer patent. Xicor has asked the court to issue a permanent injunction barring Catalyst from using Xicor’s patented technology in their recently announced mixed-signal digitally programmable potentiometer.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Xicor, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Xicor, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 23, 2002

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

      The following table sets forth unaudited financial information for each quarterly reporting period in the fiscal years ended December 31, 2001 and 2000:

	2001

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$24,035	$19,119	$15,167	$11,752
Cost of sales	21,519	10,089	7,642	5,850
Research and development	3,894	3,767	3,184	2,768
Selling, general and administrative	5,967	4,899	4,087	3,282
Restructuring charge	3,205	—	—	—
Net income (loss)	(10,233)	631	432	(299)
Net income (loss) per share:
Basic	(0.48)	0.03	0.02	(0.01)
Diluted	(0.48)	0.03	0.02	(0.01)
Shares used in per share calculations:
Basic	21,487	21,645	21,905	22,173
Diluted	21,487	23,673	24,542	22,173

	2000

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$32,145	$30,121	$31,060	$29,523
Cost of sales	18,546	17,413	18,606	17,107
Research and development	4,074	3,953	3,966	3,887
Selling, general and administrative	6,395	6,556	6,774	6,397
Restructuring credit	—	(189)	(256)	(3,396)
Net income	3,023	2,402	2,045	5,696
Net income per share:
Basic	0.14	0.11	0.10	0.27
Diluted	0.13	0.10	0.09	0.25
Shares used in per share calculations:
Basic	20,894	21,172	21,280	21,411
Diluted	23,306	23,048	23,153	22,635

Item 9.	Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

      None

PART III

      Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      Certain information concerning Xicor’s directors and executive officers required by this Item is incorporated by reference to the information contained in the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Xicor’s Proxy Statement.

      The information concerning Xicor’s executive officers required by this Item is included in Part I hereof under the caption “Executive Officers of the Registrant”.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” in Xicor’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in Xicor’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Election of Directors” in Xicor’s Proxy Statement.

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

Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 28th day of March 2002.

XICOR, INC.
Registrant

By

/s/ LOUIS DINARDO

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. DANIEL MCCRANIE (J. Daniel McCranie)	Chairman of the Board	March 28, 2002

/s/ LOUIS DINARDO (Louis DiNardo)	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002

/s/ JULIUS BLANK (Julius Blank)	Director	March 28, 2002

/s/ ANDREW W. ELDER (Andrew W. Elder)	Director	March 28, 2002

/s/ EMMANUEL HERNANDEZ (Emmanuel Hernandez)	Director	March 28, 2002

/s/ GEOFFREY WINKLER (Geoffrey Winkler)	Director	March 28, 2002

/s/ GERALDINE N. HENCH (Geraldine N. Hench)	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2002

XICOR, INC.

INDEX TO EXHIBITS
Item 14(a)3.

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation dated December 9, 1987 filed as Exhibit 3.1 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
3.2	By-laws, as amended to date, filed as Exhibit 3.2 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
3.2A	Certificate of Amendment of By-Laws effective as of January 28, 1998 filed as Exhibit 3.2A with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
3.2B	Certificate of Amendment of By-Laws effective as of June 4, 1999 filed as Exhibit 3.2B with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
3.2C	Certificate of Amendment of By-Laws effective as of May 30, 2000 filed as Exhibit 3.2C with Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Xicor, Inc. filed as Exhibit 3.3 with Form 8-A on October 19, 2001, is hereby incorporated by reference.
4.1	Form of 5.5% Convertible Subordinated Note dated November 19, 2001 filed as Exhibit 4.1 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.2	Form of Warrants to Purchase Common Stock dated November 19, 2001 filed as Exhibit 4.2 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.3	Registration Rights Agreement dated November 16, 2001, filed as Exhibit 4.3 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.5	Preferred Stock Rights Agreement, dated as of October 9, 2001, between Xicor, Inc. and the American Stock Transfer & Trust Company filed as Exhibit 4.5 with Form 8-A on October 19, 2001, is hereby incorporated by reference.
10.1	Xicor, Inc. 1990 Incentive and Non-incentive Stock Option Plan (As Amended and Restated March 16, 2001) filed as Exhibit 4.2 with Form S-8 Registration Statement Number 333-81370 on January 25, 2002, is hereby incorporated by reference.
10.3	Lease dated November 23, 1983, Exhibit 1 of the Exhibits filed with Form 10-K for the year ended December 31, 1983, is hereby incorporated by reference.
10.3A	Amendment to lease dated November 23, 1983 filed as Exhibit 10.3A with Form 10-K for the year ended December 31, 1990, is hereby incorporated by reference.
10.3B	Amendment to lease dated November 23, 1983 filed as Exhibit 10.3B with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.6	Form of Indemnification Agreement entered into between Xicor, Inc. and each of its Officers and Directors filed as Exhibit 10.6A with Form 10-Q for the quarterly period ended June 30, 1996, is hereby incorporated by reference.
10.7	Lingsen-Xicor Dedicated Production Agreement dated September 21, 1988 as amended on March 11, 1989, April 14, 1989 and September 8, 1989 filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
10.8	Loan and Security Agreement dated March 10, 1993 with CoastFed Business Credit Corporation filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.
10.8A	Fourth Amendment to Loan Documents and Letter of Credit Collateral Agreement filed as Exhibit 10.8A with Form 10-Q for the quarterly period ended July 4, 1999, is hereby incorporated by reference.
10.9	Xicor, Inc. 2000 Director Option Plan (as Amended and Restated March 16, 2001) filed as Exhibit 4.3 with Form S-8 Registration Statement Number 333-81370 on January 25, 2002, is hereby incorporated by reference.

Exhibit
Number		Description

10.10	*	Xicor-Yamaha Semiconductor Manufacturing Foundry Agreement dated February 6, 1997 filed as Exhibit 10.10 with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
10.11		Xicor, Inc. 1998 Employee Stock Purchase Plan filed as Exhibit 10.11 with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
10.12		Xicor, Inc. 1998 Nonstatutory Stock Option Plan (as Amended and Restated October 16, 2001) filed as Exhibit 4.1 with Form S-8 Registration Statement Number 333-81370 on January 25, 2002, is hereby incorporated by reference.
10.13	*	Foundry Agreement by and between Xicor, Inc. and Zentrum Mikroelektronic Dresden GmbH dated April 8, 1999 filed as Exhibit 10.13 with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.14	*	Xicor-Sanyo Semiconductor Manufacturing Foundry Agreement dated May 1, 1999 filed as Exhibit 10.14 with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.15		Asset Purchase Agreement between Standard MEMS, Inc. and Xicor, Inc. dated October 24, 2000 filed as Exhibit 2.1 with Form 8-K on November 17, 2000, is hereby incorporated by reference.
10.16	*	Xicor-Standard MEMS Semiconductor Manufacturing Foundry Agreement dated October 24, 2000, filed as Exhibit 10.16 with Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.
10.17		Security Purchase Agreement dated November 16, 2001 filed as Exhibit 10.1 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
21.		List of Subsidiaries.
23.		Consent of PricewaterhouseCoopers LLP.
24.		Powers of Attorney (included on the signature pages hereof).

*	Confidential treatment has been granted as to certain portions of this Exhibit.