Form 10-Q
period 2002-03-31
XICOR INC
filed 2002-05-15
CIK 319191

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_______________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

_______________

Commission File Number 0-9653

XICOR, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2526781 (I.R.S. Employer Identification No.)

1511 Buckeye Drive, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

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

Yes  [X]        No  [   ]

NUMBER OF SHARES OUTSTANDING AT MARCH 31, 2002
22,444,003

XICOR, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2002

INDEX

			Page

Part I:	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	1

		Consolidated Statements of Operations for the three months ended March 31, 2002 and April 1, 2001	2

		Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and April 1, 2001	3

		Notes to Consolidated Financial Information	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Part II:	OTHER INFORMATION

	Item 1.	Legal Proceedings	18

	Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES			18

-i-

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements.

XICOR, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,431	$56,367
Accounts receivable	3,715	3,501
Inventories	7,741	9,404
Prepaid expenses and other current assets	524	192

Total current assets	64,411	69,464
Property, plant and equipment, at cost less accumulated depreciation	4,677	5,223
Other assets	5,806	5,764

Total assets	$74,894	$80,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,400	$9,646
Accrued expenses	7,185	7,867
Deferred income on shipments to distributors	8,291	10,465
Deferred gain on sale of fab assets	1,452	2,082
Current portion of long-term obligations	761	841

Total current liabilities	26,089	30,901
Convertible subordinated notes	32,048	31,896
Long-term obligations	655	738

Total liabilities	58,792	63,535

Shareholders’ equity:
Preferred stock; 5,000 shares authorized	—	—
Common stock; 75,000 shares authorized; 22,444 and 22,339 shares outstanding	138,109	137,775
Accumulated deficit	(122,007)	(120,859)

Total shareholders’ equity	16,102	16,916

Total liabilities and shareholders’ equity	$74,894	$80,451

See accompanying notes to consolidated financial information

XICOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

	March 31,	April 1,
	2002	2001

	(In thousands, except
	per share amounts)

Net sales	$10,047	$24,035
Cost of sales	5,012	21,519

Gross profit	5,035	2,516

Operating expenses:
Research and development	3,006	3,894
Selling, general and administrative	2,996	5,967
Restructuring charge	—	3,205

	6,002	13,066

Income (loss) from operations	(967)	(10,550)
Interest expense	(821)	(45)
Interest and other income	640	423

Income (loss) before income taxes	(1,148)	(10,172)
Provision for income taxes	—	61

Net income (loss)	$(1,148)	$(10,233)

Net income (loss) per common share:
Basic	$(0.05)	$(0.48)

Diluted	$(0.05)	$(0.48)

Shares used in per share calculations:
Basic	22,377	21,487

Diluted	22,377	21,487

See accompanying notes to consolidated financial information

XICOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 31, 2002	April 1, 2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,148)	$(10,233)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	757	1,087
Amortization of fab gain	(630)	(630)
Amortization of debt issuance costs and warrants	303	—
Non-cash restructuring charge	—	1,249
Changes in assets and liabilities:
Accounts receivable	(214)	2,938
Inventories	1,663	7,972
Prepaid expenses and other current assets	(332)	(5)
Other assets	(193)	(15)
Accounts payable and accrued expenses	(1,928)	1,332
Deferred income on shipments to distributors	(2,174)	(1,383)

Net cash provided by operating activities	(3,896)	2,312

Cash flows from investing activities:
Investments in plant and equipment, net	(211)	(644)

Net cash used in investing activities	(211)	(644)

Cash flows from financing activities:
Repayments of long-term obligations	(163)	(268)
Net proceeds from sale of common stock	334	87

Net cash provided by (used in) financing activities	171	(181)

Increase (decrease) in cash and cash equivalents	(3,936)	1,487
Cash and cash equivalents at beginning of year	56,367	29,121

Cash and cash equivalents at end of period	$52,431	$30,608

Supplemental information:
Cash paid (refunded) during the period for:
Interest expense	$38	$43
Income taxes	(24)	(116)

See accompanying notes to consolidated financial information

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

Note 1 — The Company:

          In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with Xicor’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Note 2 — Net income (loss) per share:

          Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Options to purchase 4,988,784 and 4,396,300 shares of common stock were outstanding at March 31, 2002, and April 1, 2001, respectively, but were excluded from the earnings per share (EPS) computation for the three months ended March 31, 2002 and April 1, 2001 as they were antidilutive.

Note 3 — Comprehensive income (loss):

          The net income (loss) for the periods reported also represented the comprehensive net income (loss) for such periods.

Note 4 — Balance sheet components:

	March 31,	December 31,
	2002	2001

	(In thousands)
Inventories:
Raw materials and supplies	$208	$212
Work in process	5,799	7,252
Finished goods	1,734	1,940

	$7,741	$9,404

Property, plant and equipment:
Leasehold improvements	$2,788	$2,725
Equipment	36,190	37,118
Furniture and fixtures	279	345
Construction in progress	119	39

	39,376	40,227
Accumulated depreciation	(34,699)	(35,004)

	$4,677	$5,223

Accrued expenses:
Accrued wages and employee benefits	$1,223	$1,412
Accrued restructuring liabilities	215	691
Other accrued expenses	5,747	5,764

	$7,185	$7,867

Accounts receivable:

          Accounts receivable at March 31, 2002 and December 31, 2001 are presented net of an allowance for doubtful accounts of $500,000.

Restructuring:

          In the fourth quarter of 2000, Xicor committed to certain workforce reductions to streamline operations and further implement the Company’s outsourced manufacturing strategy. The related restructuring accrual balance of $2.5 million at December 31, 2000 consisted of $2.0 million of severance costs to reduce Xicor’s workforce by approximately 50 employees, primarily in administrative, manufacturing and support groups, and $0.5 million of other restructuring related costs.

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

          In the three months ended March 31, 2002, Xicor completed the previously accrued reduction in workforce and utilized $0.3 million of the restructuring reserve for related severance costs and $0.2 million for other restructuring related costs. At March 31, 2002, the restructuring accrual of $0.2 million consisted of $0.1 million of severance costs payable to terminated employees and $0.1 million of other costs associated with vacated sales offices.

Note 5. Legal Proceedings:

          On April 17, 2001 Xicor filed suit against Catalyst Semiconductor in Delaware Federal District Court alleging violation of a Xicor Digital Potentiometer patent. Xicor has asked the court to issue a permanent injunction barring Catalyst from using Xicor’s patented technology in their mixed-signal, nonvolatile, Digitally Programmable Potentiometer products.

Note 6. Subsequent Events

          On April 16, 2002, Xicor acquired Analog Integration Partners, LLC (AIP) for approximately $15 million, consisting of 1,012,761 shares of Xicor common stock and cash of $5 million. AIP, a privately held company, designs and develops high-performance analog signal processing and data conversion circuits. AIP implements high frequency analog front end technology and signal processing solutions in standard digital logic processes. The use of fine-line and deep sub-micron CMOS has enabled the company to develop cost effective, high-performance analog mixed-signal products with significant performance improvements compared to existing solutions. Xicor will account for the transaction using the purchase method of accounting.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected in future periods.

RESULTS OF OPERATIONS

Sales

Sales for the first quarter of 2002 were $10.0 million and included a benefit of $0.4 million resulting from Xicor putting all global distribution partners on Xicor’s fiscal calendar. This change was made in connection with the realignment of Xicor’s distribution channel to better serve fulfillment and demand creation efforts.

Xicor’s sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales represent Xicor’s core market. Memory product sales comprise Xicor’s legacy businesses of serial EEPROMs, which Xicor is in the process of exiting, and parallel EEPROMs, which business Xicor is retaining. Sales by product group were:

	Q1 2002	Q1 2001

	(In thousands)
Mixed-signal product sales	$4,802	$10,847
Memory product sales	5,245	13,188

Total sales	$10,047	$24,035

Overall economic and industry-wide conditions were weak in 2001, and while mixed-signal sales were level sequentially in the first two quarters of 2001, mixed-signal sales declined in the second half of 2001 on lower unit sales. Sales of mixed-signal products for the first quarter of 2002 remained relatively stable at $4.8 million compared to $5.0 million in the fourth quarter of 2001.

Memory product sales declined 60% from the first quarter of 2001 compared to the first quarter of 2002 principally due to a decline in serial EEPROM sales from $7.6 million to $1.7 million as Xicor continues to exit from that business and, to a lesser extent, lower unit shipments of parallel EEPROMs.

Xicor believes that 2002 will be a challenging year for the mixed-signal business as the difficult industry conditions experienced in 2001 extend into 2002. Serial EEPROM sales are expected to decline significantly in 2002 compared to 2001 as Xicor completes the exit from that business in 2002. As a result, Xicor expects total sales for 2002 to be significantly below 2001 levels and anticipates incurring losses in 2002.

Cost of Sales and Gross Profit

Gross profit as a percentage of sales was 50% in the first quarter of 2002 and 10% in the first quarter of 2001. As discussed below, cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories. Excluding the inventory write-down, gross profit as a percentage of sales was 45% in the first quarter of 2001. The gross profit percentage in the first quarter of 2002 benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the amortization of $0.6 million of the deferred gain on the sale of the fab assets over a lower sales level and lower costs associated with the shift to fully outsourced manufacturing. These benefits were partially offset by lower absorption of fixed costs as manufacturing volumes were reduced in the first quarter of 2002 due to the weak industry-wide economic conditions. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices.

Research and Development

Research and development expenses amounted to $3.0 million or 30% of sales in the first quarter of 2002 compared to $3.9 million or 16% of sales in the first quarter of 2001. While research and development expenses increased as a percentage of sales in the first quarter of 2002 compared to the first quarter of 2001 due to the lower sales level, the dollar amount of research and development expenses decreased, primarily due to lower personnel costs and spending controls.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $3.0 million or 30% of sales in the first quarter of 2002 compared to $6.0 million or 25% of sales in the first quarter of 2001. The decrease in the dollar amount of selling, general and administrative expenses in the first quarter of 2002 compared to the first quarter of 2001 is primarily due to headcount reductions and lower commission expenses related to the decreased sales in 2002.

Restructuring

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

In the three months ended March 31, 2002, Xicor completed the previously accrued reduction in workforce and utilized $0.3 million of the restructuring reserve for related severance costs and $0.2 million for other restructuring related costs. Xicor is continuing to focus on sizing its workforce commensurate with the sales levels and industry conditions.

At March 31, 2002, the restructuring accrual of $0.2 million consisted of $0.1 million of severance costs payable to terminated employees and $0.1 million of other costs associated with vacated sales offices.

Other Income and Expense

Interest expense increased in the first quarter of 2002 compared to the first quarter of 2001 due to interest expense and amortization resulting from Xicor’s November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants. Interest expense will increase in 2002 compared to 2001 as the convertible subordinated notes and warrants will be outstanding for the full year.

Interest and other income for the quarter ended March 31, 2002 included a one-time benefit of $400,000 associated with the sale of the Company's wafer fabrication facility in 2000. Interest income was $240,000 in the first quarter of 2002 compared to $423,000 in the first quarter of 2001. Interest income decreased primarily as a result of lower interest rates, the effect of which was partially offset by an increase in the average balance invested caused primarily by funds generated from the November 2001 issuance of convertible subordinated notes and warrants. Interest income is expected to decrease in 2002 compared to 2001 due to lower interest rates, partially offset by the higher average balance invested caused primarily by funds generated from the November 2001 issuance of convertible subordinated notes and warrants.

Taxes

The provision for income taxes for 2001 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 2002 due to the net loss. Net deferred tax assets at March 31, 2002 and December 31, 2001 were fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, Xicor had $52.4 million in cash and cash equivalents compared to $56.4 at the end of 2001. During the three months ended March 31, 2002, Xicor used $3.9 million of cash in operating activities (including $0.5 million associated with restructuring activities), $0.2 million to repay long-term obligations and $0.2 million for equipment purchases. During the same time period, Xicor generated $0.3 million from the issuance of stock under employee stock plans.

In April 2002, Xicor acquired AIP for approximately $15 million, consisting of Xicor common stock and $5 million in cash. During the balance of 2002, Xicor also expects to use cash in operating activities (including interest payments on the convertible note), to repay long-term obligations and purchase equipment. Capital expenditures for 2002 are currently planned at approximately $1.2 million and are primarily related to product design and equipment for product test development. At March 31, 2002, Xicor had entered into commitments for equipment purchases aggregating less than $0.2 million. Management believes that currently available cash will be adequate to support Xicor’s operations for the next twelve months.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the belief that 2002 will be a challenging year for the mixed-signal business as the difficult industry conditions experienced in 2001 extend into 2002; the expectation for serial EEPROM sales to decline significantly in 2002 compared to 2001; the plan to complete our exit from the serial EEPROM business in 2002; the expectation that total sales for 2002 will be significantly below 2001 levels; the anticipation that Xicor will incur losses in 2002; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the expectation that interest expense will increase in 2002 compared to 2001 as the convertible subordinated notes and warrants are expected to be outstanding for the full year; the expectation that interest income will decrease in 2002 compared to 2001 due to lower interest rates, the expectation to use cash in 2002 in operating activities, to repay long-term debt and purchase equipment; and the expectation that currently available cash will be adequate to support operations for the next twelve months.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor’s ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners’ timely ability to successfully manufacture products for Xicor using Xicor’s proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes, and the risk factors listed from time to time in Xicor’s SEC reports, including but not limited to the “Factors Affecting Future Results” section following and Part I, Item 1. of Xicor’s Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Xicor out sources all manufacturing operations. Our reliance on third-party foundries and subcontractors to manufacture our products and to ship our products to customers involves the following significant risks:

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

In 2001 we invested in a company whose stock is not publicly traded. They completed a round of funding in the first quarter of 2002 and are pursuing additional funding. If they cannot obtain additional funding at a valuation that is at least equivalent to our investment valuation, this could result in a decline in the value of our investment, thereby possibly requiring an impairment charge in the future.

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

We rely on a combination of patents, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Our operating results could be seriously harmed by the failure to be able to protect our intellectual property. Policing unauthorized use of our intellectual property, however, is difficult, especially in foreign countries. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. In 2001 we filed suit against a competitor to protect our intellectual property. Litigation of this type can result in substantial costs and diversion of resources and can harm our business, operating results and financial condition regardless of the outcome of the litigation.

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

Our international sales accounted for approximately 52% of total sales in the first quarter of 2002. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of wafers and products from our foreign foundries or contractors, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of these activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. Any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business could be severe.

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

We may fail to successfully integrate our business and technologies with those of the company that we recently acquired.

We completed our first acquisition in April 2002. If we fail to integrate this business successfully or properly, our quarterly and annual results may be seriously harmed. Integrating people, technology and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to our acquisition include the difficulty of integrating acquired technology, the potential disruption of our ongoing business and distraction of management, the failure to successfully develop acquired technology resulting in the impairment of amounts capitalized as intangible assets, unanticipated expenses related to technology integration and the potential unknown liabilities associated with the acquired business.

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

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.

On April 17, 2001 Xicor filed suit against Catalyst Semiconductor in Delaware Federal District Court alleging violation of a Xicor Digital Potentiometer patent. Xicor has asked the court to issue a permanent injunction barring Catalyst from using Xicor’s patented technology in their recently announced mixed-signal, nonvolatile, Digitally Programmable Potentiometer products.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XICOR, INC., a California Corporation

By	/s/ Louis DiNardo
Louis DiNardo Chief Executive Officer (Principal Executive Officer)

By	/s/ Geraldine N. Hench
Geraldine N. Hench Vice President, Finance and Administration (Principal Financial Officer)

Date: May 14, 2002