Form 10-Q
period 2002-06-30
XICOR INC
filed 2002-08-14
CIK 319191

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

Commission File Number 0-9653

XICOR, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2526781 (I.R.S.Employer Identification No.)

1511 Buckeye Drive, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

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

Yes [X]       No [   ]

NUMBER OF SHARES OUTSTANDING AT JUNE 30, 2002
23,610,984

XICOR, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2002

-i-

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements.

XICOR, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$45,124	$56,367
Accounts receivable	3,087	3,501
Inventories	6,306	9,404
Prepaid expenses and other current assets	549	192

Total current assets	55,066	69,464
Property, plant and equipment, at cost less accumulated depreciation	4,032	5,223
Goodwill	10,762	—
Purchased intangible assets, net	2,580	—
Other assets	3,083	5,764

Total assets	$75,523	$80,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,232	$9,646
Accrued expenses	6,478	7,867
Deferred income on shipments to distributors	6,943	10,465
Deferred gain on sale of fab assets	823	2,082
Current portion of long-term obligations	668	841

Total current liabilities	23,144	30,901
Convertible subordinated notes	32,200	31,896
Long-term obligations	591	738

Total liabilities	55,935	63,535

Shareholders’ equity:
Preferred stock; 5,000 shares authorized	—	—
Common stock; 200,000 shares authorized; 23,611 and 22,339 shares outstanding	148,839	137,775
Accumulated deficit	(129,251)	(120,859)

Total shareholders’ equity	19,588	16,916

Total liabilities and shareholders’ equity	$75,523	$80,451

See accompanying notes to consolidated financial information

XICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Net sales	$9,534	$19,119	$19,581	$43,154
Cost of sales	4,815	10,089	9,827	31,608

Gross profit	4,719	9,030	9,754	11,546

Operating expenses:
Research and development	3,191	3,767	6,197	7,661
Selling, general and administrative	2,876	4,899	5,872	10,866
Restructuring charge	758	—	758	3,205
Amortization of purchased intangible assets	220	—	220	—
In-process research and development	1,800	—	1,800	—

	8,845	8,666	14,847	21,732

Income (loss) from operations	(4,126)	364	(5,093)	(10,186)

Interest expense	(817)	(31)	(1,638)	(76)
Interest income	199	332	439	755
Other income and (expense), net	(2,500)	—	(2,100)	—

	(3,118)	301	(3,299)	679

Income (loss) before income taxes	(7,244)	665	(8,392)	(9,507)
Provision for income taxes	—	34	—	95

Net income (loss)	$(7,244)	$631	$(8,392)	$(9,602)

Net income (loss) per common share:
Basic	$(0.31)	$0.03	$(0.37)	$(0.45)

Diluted	$(0.31)	$0.03	$(0.37)	$(0.45)

Shares used in per share calculations:
Basic	23,375	21,645	22,876	21,566

Diluted	23,375	23,673	22,876	21,566

See accompanying notes to consolidated financial information

XICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended

	June 30, 2002	July 1, 2001

Cash flows from operating activities:
Net income (loss)	$(8,392)	$(9,602)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	1,472	2,090
Amortization of fab gain	(1,259)	(1,259)
Amortization of debt issuance costs and warrants	606	—
Amortization of purchased intangibles	220	—
Write off of purchased in-process research and development	1,800	—
Loss on impairment of investment	2,500	—
Non-cash restructuring charge	—	1,249
Changes in assets and liabilities:
Accounts receivable	551	3,025
Inventories	3,098	7,282
Prepaid expenses and other current assets	(357)	249
Other assets	(121)	(16)
Accounts payable and accrued expenses	(3,120)	253
Deferred income on shipments to distributors	(3,522)	(2,135)

Net cash provided by (used in) operating activities	(6,524)	1,136

Cash flows from investing activities:
Investments in plant and equipment, net	(281)	(83)
Acquisition of Analog Integration Partners LLC	(5,000)	—

Net cash used in investing activities	(5,281)	(83)

Cash flows from financing activities:
Repayments of long-term obligations	(320)	(497)
Net proceeds from sale of common stock	882	789

Net cash provided by financing activities	562	292

Increase (decrease) in cash and cash equivalents	(11,243)	1,345
Cash and cash equivalents at beginning of year	56,367	29,121

Cash and cash equivalents at end of period	$45,124	$30,466

Supplemental information:
Cash paid (refunded) during the period for:
Interest expense	$1,039	$92
Income taxes	(57)	(72)
Equipment acquired pursuant to long-term obligations	—	819
Common stock issued for acquisition	10,182	—

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

Note 2 — Net income (loss) per share:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Outstanding options to purchase 6,190,549 and 5,034,113 shares of common stock at June 30, 2002, and July 1, 2001, respectively, were excluded from the earnings per share (EPS) computation for the three and six months ended June 30, 2002, and six months ended July 1, 2001 as they were anti-dilutive.

Note 3 — Comprehensive income (loss):

The net income (loss) for the periods reported also represented the comprehensive net income (loss) for such periods.

Note 4 — Balance sheet components:

	June 30,	December 31,
	2002	2001

	(In thousands)
Inventories:
Raw materials and supplies	$160	$212
Work in process	4,604	7,252
Finished goods	1,542	1,940

	$6,306	$9,404

Property, plant and equipment:
Leasehold improvements	$1,581	$2,725
Equipment	30,491	37,118
Furniture and fixtures	251	345
Construction in progress	145	39

	32,468	40,227
Accumulated depreciation	(28,436)	(35,004)

	$4,032	$5,223

Accrued expenses:
Accrued wages and employee benefits	$1,173	$1,412
Accrued restructuring liabilities	355	691
Other accrued expenses	4,950	5,764

	$6,478	$7,867

Accounts receivable:

Accounts receivable at June 30, 2002 and December 31, 2001 are presented net of an allowance for doubtful accounts of $500,000.

Restructuring:

In the first quarter of 2001, Xicor announced its plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, Xicor’s first quarter 2001 results included a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for a reduction in Xicor’s workforce of approximately 95 employees and $0.5 million of other restructuring related costs. The $1.2 million balance of the restructuring charge recorded in the first quarter of 2001 related principally to the write-off of leasehold improvements in the facility that was vacated as a result of the restructuring plan.

Due to the ongoing weak industry conditions, Xicor reduced its workforce by 33 additional employees during the second quarter of 2002. Accordingly, Xicor’s second quarter 2002 results included a $0.8 million restructuring charge for the severance-related costs associated with the reduction. At June 30, 2002, the restructuring accrual of $0.4 million consisted of $0.3 million of severance costs payable to terminated employees and $0.1 million of other costs associated with vacated sales offices.

The following table summarizes the restructuring reserve activity for the six months ended June 30, 2002 (in thousands):

	December 31,			June 30,
	2001	Utilized	Expensed	2002

Employee severance and other	$691	$(1,094)	$758	$355

Note 5. — Legal Proceedings:

In June 2002, Xicor, Inc. and Catalyst Semiconductor settled a patent infringement case filed by Xicor against Catalyst on July 16, 2001 in Delaware Federal District Court. As part of the overall settlement, Catalyst acknowledged the validity of Xicor’s patent and agreed to certain royalty payments in exchange for a license to manufacture the disputed products.

Note 6. — Acquisition of Analog Integration Partners LLC:

On April 16, 2002, Xicor acquired Analog Integration Partners, LLC (AIP), a privately held company that designs and develops high-performance analog signal processing and data conversion circuits. AIP implements high frequency analog front-end technology and signal processing solutions in standard digital logic processes. The AIP acquisition brings Xicor analog mixed-signal design talent and core technology on which we plan to build.

The acquisition was accounted for using the purchase method of accounting per Financial Accounting Standards (“SFAS”) No. 141. Accordingly, the estimated fair value of the assets acquired and liabilities assumed were included in Xicor’s consolidated balance sheet as of April 16, 2002, the effective date of the purchase. The results of operations are included in Xicor’s consolidated results of operations since the effective date of the purchase. Xicor acquired AIP for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three days ended April 16, 2002), $5.0 million in cash, and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows based upon an independent appraisal (in thousands):

Current technology	$2,700
Net tangible assets assumed	105
Professional services	100
Goodwill	10,762

Net assets acquired	13,667
In-process research and development	1,800

Total consideration	$15,467

The amounts allocated to current technology and professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. The net tangible assets assumed consist primarily of accounts receivable, partially offset by accounts payable. None of the $10.8 million in goodwill is expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

The $1.8 million of in-process research and development expensed in the second quarter of 2002 relates to AIP’s current engineering effort that is focused on developing the analog front end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process. The value of the in-process research and development was determined by an independent appraiser using a discounted cash flow method that considered several factors including projected financial results, relative risk of successful development, time value of money and level of completion. Projected financial results were based on a number of estimates including market growth rates, the company’s competitive position, the product roadmap, the company’s cost structure, development timelines, resource requirements and the long-term effective tax rate. The risk-adjusted discount rate used for projected cash flows was 50%. Revenues related to products developed under this project are planned to begin toward the end of 2003.

Note 7. — Other Expense

Other expense for the three and six months ended June 30, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company.

Note 8. — Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We plan to adopt SFAS 146 for our fiscal year beginning January 1, 2003 and are currently examining the potential impact on Xicor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and Xicor’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected in future periods. The following discussion contains forward-looking statements which are subject to risks and uncertainties. Actual results could differ materially from those contained in the forward-looking statements due to a variety of factors, including, but not limited to, the factors identified in the “Factors Affecting Future Results” section below. Also see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below.

RESULTS OF OPERATIONS

Sales

Sales for the second quarter of 2002 were $9.5 million. Sales for the first quarter of 2002 were $10.0 million and included a benefit of $0.4 million resulting from Xicor putting all global distribution partners on Xicor’s fiscal calendar. This change was made in connection with the realignment of Xicor’s distribution channel to better serve fulfillment and demand creation efforts.

Xicor’s sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales represent our core market. Memory product sales comprise Xicor’s legacy businesses of serial EEPROMs, which we are in the process of exiting, and parallel EEPROMs, which business we are retaining. Sales by product group were (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Mixed-signal product sales	$6,104	$10,909	$10,906	$21,756
Memory product sales	3,430	8,210	8,675	21,398

Total sales	$9,534	$19,119	$19,581	$43,154

Overall economic and industry-wide conditions were weak in 2001, and while mixed-signal sales were level sequentially in the first two quarters of 2001, mixed-signal sales declined in the second half of 2001 on lower unit sales. Sales of mixed-signal products for the first quarter of 2002 remained relatively stable at $4.8 million compared to $5.0 million in the fourth quarter of 2001. Mixed-signal sales increased 27% sequentially to $6.1 million in the second quarter of 2002 on higher unit sales.

As shown in the table below, memory product sales declined 58% and 59%, respectively, in the three and six months ended June 30, 2002 compared to the comparable prior year periods (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	July 1,	June 30,	July 1,
	2002	2001	2002	2001

Parallel EEPROM product sales	$2,362	$5,219	$5,859	$10,844
Serial EEPROM product sales	1,068	2,991	2,816	10,554

Total memory product sales	$3,430	$8,210	$8,675	$21,398

Serial EEPROM product sales have declined, and are expected to continue to decline, as we continue our exit from that business. Parallel EEPROM product sales decreased year over year principally due to lower unit shipments. Furthermore, Xicor believes that 2002 will be a challenging year for our mixed-signal business as the difficult industry conditions experienced in 2001 extend into 2002. As a result, Xicor expects total sales for 2002 to be significantly below 2001 levels and anticipates incurring losses in 2002.

Cost of Sales and Gross Profit

Gross profit as a percentage of sales was 49% in the second quarter of 2002 and 47% in the second quarter of 2001. Gross profit as a percentage of sales was 50% for the first six months of 2002 compared to 27% for the first six months of 2001. As discussed below, cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories. Excluding the inventory write-down, gross profit as a percentage of sales was 46% for the first six months of

2001. The gross profit percentage in the second quarter and first six months of 2002 benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the quarterly amortization of $0.6 million of the deferred gain on the sale of the fab assets over a lower sales level and lower costs associated with the shift to fully outsourced manufacturing. These benefits were partially offset by lower absorption of fixed costs as manufacturing volumes were reduced in 2002 due to the weak industry-wide economic conditions. The gross profit percentage decreased from 50% in the first quarter of 2002 to 49% in the second quarter of 2002. The benefit to the gross profit percentage resulting from the increased percentage of mixed-signal sales in the second quarter of 2002 was offset by a decline in the gross profit percentage of parallel sales resulting from a change in the product mix towards lower density, commodity parallel parts. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices. Additionally, the deferred gain on the sale of the fab assets will be fully amortized in November 2002 and thereafter will no longer benefit the gross profit percentage.

Research and Development

Research and development expenses amounted to $3.2 million or 33% of sales in the second quarter of 2002 compared to $3.8 million or 20% of sales in the second quarter of 2001. In the first six months of 2002, research and development expenses were $6.2 million or 32% of sales, compared to $7.7 million or 18% of sales in the first six months of 2001. While research and development expenses increased as a percentage of sales in the second quarter and first six months of 2002 compared to the second quarter and first six months of 2001 due to the lower sales level, the dollar amount of research and development expenses decreased, primarily due to spending controls. Research and development costs in the second quarter of 2002 included $0.3 million of AIP research and development expenses incurred subsequent to the acquisition.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $2.9 million or 30% of sales in the second quarter of 2002 compared to $4.9 million or 26% of sales in the second quarter of 2001. In the first six months of 2002, selling, general and administrative expenses amounted to $5.9 million or 30% of sales compared to $10.9 million or 25% of sales in the first six months of 2001. The decrease in the dollar amount of selling, general and administrative expenses in the second quarter and first six months of 2002 compared to the second quarter and first six months of 2001 is primarily due to headcount reductions and lower commission expenses related to the decreased sales in 2002.

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

Due to the ongoing weak industry conditions, Xicor reduced its workforce by 33 additional employees during the second quarter of 2002. Accordingly, Xicor’s second quarter 2002 results included a $0.8 million restructuring charge for the severance-related costs associated with the reduction. Approximately $0.3 million of the estimated $0.7 million of the quarterly cost savings associated with the second quarter 2002 reduction in workforce were realized in the second quarter. The remaining savings are expected to be offset by increased research and development expense. At June 30, 2002, the restructuring accrual of $0.4 million consisted of $0.3 million of severance costs payable to terminated employees and $0.1 million of other costs associated with vacated sales offices.

Xicor has been evaluating, and continues to evaluate, potential opportunities for long-term savings. Given the current weak commercial real estate market conditions in the Silicon Valley where Xicor is located, we believe we may have the potential opportunity to obtain future cash savings for Xicor by relocating to a different facility in the Silicon Valley. Such long-term savings would result in a short-term expense associated with relocation and abandonment of current facilities. The timing and probability of relocation cannot be predicted with certainty.

Acquisition of Analog Integration Partners LLC

On April 16, 2002, Xicor acquired AIP, a privately held company that designs and develops high-performance analog signal processing and data conversion circuits, for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three days ended April 16, 2002), $5.0 million in cash, and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The $2.7 million of the purchase price allocated to current technology and $0.1 million allocated to professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. The related amortization expense in the second quarter of 2002 was $0.2 million. The $10.8 million of the purchase price allocated to goodwill is not expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

The $1.8 million of the purchase price allocated to in-process research and development expense in the second quarter of 2002 relates to AIP’s current engineering effort that is focused on developing the analog front end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process. The value of the in-process research and development was determined by an independent appraiser using a discounted cash flow method that considered several factors including projected financial results, relative risk of successful development, time value of money and level of completion. Projected financial results were based on a number of estimates including market growth rates, the company’s competitive position, the product roadmap, the company’s cost structure, development timelines, resource requirements and the long-term effective tax rate. The risk-adjusted discount rate used for projected cash flows was 50%. As of the acquisition date, the project was estimated to be approximately 5% complete and the estimated cost to complete the project was approximately $3 million. Revenues related to products developed under this project are planned to begin toward the end of 2003. Uncertainties and risks associated with completing development in a reasonable period of time include the remaining effort to achieve technological feasibility, rapidly changing customer markets and competition. Failure to bring these products to market in a timely manner could adversely impact our sales and profitability in the future and potentially impair the $10.8 million assigned to goodwill.

Other Income and Expense

Interest expense increased in the second quarter and first six months of 2002 compared to the second quarter and first six months of 2001 due to interest expense and amortization resulting from Xicor’s November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants. We anticipate that interest expense will increase in 2002 compared to 2001 as the convertible subordinated notes and warrants are expected to be outstanding for the full year.

Interest income decreased in the second quarter and first six months of 2002 compared to the second quarter and first six months of 2001 primarily as a result of lower interest rates partially offset by the increase in the average balance invested caused primarily by funds generated from the November 2001 issuance of convertible subordinated notes and warrants. Interest income is expected to decrease in 2002 compared to 2001 due to lower interest rates, partially offset by the higher average balance invested caused primarily by funds generated from the November 2001 issuance of convertible subordinated notes and warrants.

Other expense for the three and six months ended June 30, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company. Other income for the six months ended June 30, 2002 includes a $400,000 benefit associated with the sale of Xicor’s wafer fabrication facility in 2000.

Taxes

The provision for income taxes for 2001 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 2002 due to the net loss. Net deferred tax assets at June 30, 2002 and December 31, 2001 were fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, Xicor had $45.1 million in cash and cash equivalents compared to $56.4 at the end of 2001. During the six months ended June 30, 2002, Xicor used $6.5 million of cash in operating activities (including $1.1 million associated with restructuring activities), $5.0 million for the acquisition of AIP, $0.3 million to repay long-term obligations and $0.3 million for equipment purchases. During the same time period, Xicor generated $0.9 million from the issuance of stock under employee stock plans.

During the balance of 2002, Xicor expects to use cash in operating activities (including interest payments on the convertible note), to repay long-term obligations and purchase equipment. Capital expenditures for 2002 are currently planned at approximately $1.2 million and are primarily related to product design and equipment for product test development. At June 30, 2002, Xicor had entered into commitments for equipment purchases aggregating less than $0.2 million. Management believes that currently available cash will be adequate to support Xicor’s operations for the next twelve months.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the belief that 2002 will be a challenging year for our mixed-signal business as the difficult industry conditions experienced in 2001 extend into 2002; the expectation of a decline in the Serial EEPROM product sales as we continue our exit from that business; the expectation that total sales for 2002 will be significantly below 2001 levels; the anticipation that Xicor will incur losses in 2002; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the expectation of $0.7 million of quarterly cost savings associated with the second quarter 2002 reduction in workforce, partially offset by increased research and development expenses; the belief that we may have the potential opportunity to obtain future cash savings by relocating to a different facility in the Silicon Valley; the plan to begin generating revenues from products developed using the in-process research and development acquired from AIP toward the end 2003; the expectation that interest expense will increase in 2002 compared to 2001 as the convertible subordinated notes and warrants are expected to be outstanding for the full year; the expectation that interest income will decrease in 2002 compared to 2001 due to lower interest rates, the expectation to use cash in 2002; the projection that 2002 capital expenditures will approximate $1.2 million; and the expectation that currently available cash will be adequate to support operations for the next twelve months.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by Xicor and its competitors); Xicor’s ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners’ timely ability to successfully manufacture products for Xicor using Xicor’s proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the timely development and introduction of new products and submicron processes; Xicor’s ability to obtain a lower cost long-term facility lease; and the risk factors listed from time to time in Xicor’s SEC reports, including but not limited to the “Factors Affecting Future Results” section following and Part I, Item 1. of Xicor’s Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Xicor undertakes no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In the first quarter of 2001, we announced our plan to exit from offering stand-alone low-density serial EEPROM memory products. We have been unable to secure a buyer for the business, particularly in light of the current weak economic conditions, and plan to complete our exit from that business in 2002.

The transition out of the serial EEPROM memory business has reduced our revenues and is requiring us to devote significant time and expense to transition activities at the same time we are increasing our focus on our mixed-signal products. If our penetration of the mixed-signal market does not increase, our operating results could be seriously harmed and our stock price could decline. Further, as a result of the transition, we have become a smaller company with limited resources and a reduced workforce. We may not be able to effectively use our limited resources to increase new product development and build our mixed-signal product business. This could cause a further decline in our revenues.

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

There is significant competition for qualified personnel in the semiconductor industry, in particular for the highly skilled engineers involved in the design and development of our mixed-signal products. At times competition has been especially intense in Silicon Valley, where our design, research and development, and corporate headquarters are located. The failure to recruit and retain key design engineers or other technical and management personnel would likely harm our business.

Our dependence on third-party foundries to manufacture our products and on subcontractors to sort, assemble and test our products and ship our products to customers subjects us to a number of risks.

We out-source all manufacturing operations. Our reliance on third-party foundries and subcontractors to manufacture, sort, assemble and test our products and to ship our products to customers involves the following significant risks:

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity during periods of strong demand;

•	difficulties selecting and integrating new foundries and subcontractors;

•	limited warranties by third-party manufacturers on products supplies to us; and

•	potential increases in product costs due to capacity shortages and other factors.

These risks may lead to a possible loss of sales, increased costs, delayed product delivery or loss of competitive advantage, which would harm our profitability and customer relationships. Additionally, as we shift manufacturing of existing products between foundries and third-party subcontractors, certain customers require requalification of such products prior to accepting delivery. Delays in customer qualification schedules or lack of qualification of such products could result in the loss of sales, which could seriously harm our operating results.

Our operating expenses are relatively fixed, and we order materials in advance of anticipated customer demand. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our sales do not meet our revenue projections. Revenue shortfalls can occur for any of the following reasons: economic slowdowns in the markets we serve; significant pricing pressures that occur because of declines in selling prices over the life of a product; the reduction, rescheduling or cancellation of customer orders; and sudden shortages of raw materials or fabrication, sort, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harms our ability to meet our sales obligations.

In addition, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we order materials and produce finished products in advance of anticipated customer demand. This advance ordering and production has resulted in, and may continue to result in, excess inventory levels or inventory write-downs if expected orders fail to materialize or prices decrease substantially.

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

Due to the length of the product design-in cycle, we usually require more than nine months to realize volume shipments after a customer first samples our product. We first work with customers to achieve a design win, which may take three months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional six months or longer. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

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

We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products at competitive costs, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. Furthermore, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our business, operating results and financial condition.

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

We rely on a combination of patents, trade secrets, copyright and mask work production laws and rights, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Our business, operating results and financial condition could be seriously harmed by the failure to be able to protect our intellectual property. Policing unauthorized use of our intellectual property, however, is difficult, especially in foreign countries. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation of this type can result in substantial costs and diversion of resources and can harm our business, operating results and financial condition regardless of the outcome of the litigation.

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

We have received notices claiming infringement of patents from third parties with respect to certain aspects of our processes and devices, and these matters are under investigation and review. Although patent holders typically offer licenses and we have entered into such license agreements in the past, we may not be able to obtain licenses on acceptable terms, and disputes may not be resolved without costly litigation.

Our business may suffer due to risks associated with international sales and operations.

Our international sales accounted for approximately 72% of total sales in the second quarter of 2002. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

Business interruptions could harm our business.

Our operations and those of our foundries and other manufacturing subcontractors are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. Our facility in the State of California may be subject to electrical blackouts due to a shortage of available electrical power. If these blackouts were to occur, they could disrupt our operations. Business interruption insurance may not provide protection due to the deductible periods or be enough to compensate us for losses that may occur. Additionally, we have been unable to obtain earthquake insurance of reasonable costs and limits.

We may face interruption of production and services due to increased security measures in response to recent and potential future terrorist activities.

Our business depends on the free flow of products and services through the channels of commerce. During the past year, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have at times been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services, particularly any such delays or stoppages which harm our ability to obtain an adequate supply of wafers and products from our foreign foundries or contractors, could harm our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from customers that have been affected by the terrorist activities and potential activities. The United States economy in general is being adversely affected by terrorist activities and potential terrorist activities. The economic downturn we are currently experiencing is adversely impacting our results of operations, and may impair our ability to raise capital or otherwise adversely affect our ability to grow our business. Moreover, we cannot determine whether other attacks may occur in the future and the effects of such attacks on our business could be severe.

Our November 2001 debt financing substantially increased our indebtedness which may make it more difficult to obtain financing in the future and cause our business to suffer.

As a result of our November 2001 sale of notes and warrants, we incurred $35 million of additional indebtedness. The level of our indebtedness, among other things, could make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes; limit our flexibility in planning for, or reacting to changes in, our business; and make us more vulnerable in the event of a downturn in our business. If any of these risks materialize, we may be unable to successfully execute our business plan.

Our business could be harmed if the net proceeds from the November 2001 debt financing are used ineffectively.

We have flexibility in applying the net proceeds of the debt financing. We intend to use the proceeds of this offering for working capital and general corporate purposes. We may also use the proceeds for acquisitions, including acquisitions of intellectual property and design teams, such as our April 2002 acquisition of AIP. In addition, we may also use proceeds from the debt financing for research, development, sales and marketing and capital expenditures. The failure to apply these net proceeds effectively could harm our business, results of operations and financial condition.

The conversion of our outstanding convertible debt and exercise of warrants issued in connection with our convertible debt may result in dilution to holders of our common stock and a reduction in the price of our common stock.

In November 2001 we issued $35 million in convertible notes and related warrants. The convertible notes enable the holders to convert principal amounts owed under the notes into an aggregate of approximately 3.1 million shares of common stock at a conversion price of $11.22 per share. In connection with the issuance of the convertible notes we also issued warrants for the purchase of approximately one million shares of common stock that are exercisable at a price of $12.24 per share. If the price of our common stock exceeds the conversion price of the notes and exercise price of the warrants, holders of the notes and warrants may convert the debt and exercise the warrants. We may force the conversion of all or a portion of the notes and warrants in certain circumstances. Our issuance of common stock at prices of $11.22 per share upon conversion of the debt and $12.24 per share upon exercise of the warrants may result in dilution to other holders of common stock and may cause the price of our common stock to fall. In addition, if note and warrant holders elect to sell the common stock issued upon the conversion of the debt and exercise of the warrants, the price of our common stock may fall.

We may require additional capital in order to bring new products to market, and the issuance of new equity securities will dilute your investment in our common stock.

To implement our strategy of diversified product offerings, we need to bring new products to market. Bringing new products to market and ramping up production requires significant working capital. We may sell additional shares of our stock or seek additional borrowings or outside capital infusions. We cannot assure you that such financing options will be available on terms acceptable to us, if at all. In addition, if we issue shares of our common stock, our shareholders will experience dilution of their investment.

We may fail to successfully integrate our business and technologies with those of the company that we recently acquired.

We completed our first acquisition, of AIP, in April 2002. If we fail to integrate this business successfully or properly, our quarterly and annual results may be seriously harmed. Integrating people, technology and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to our acquisition include the difficulty of integrating acquired technology, the potential disruption of our ongoing business and distraction of management, the failure to successfully develop acquired technology resulting in the impairment of amounts capitalized as intangible assets, unanticipated expenses related to technology integration and the potential unknown liabilities associated with the acquired business.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In June 2002 Xicor and Catalyst Semiconductor settled a patent infringement case filed by Xicor against Catalyst on July 16, 2001 in Delaware Federal District Court. As part of the overall settlement, Catalyst acknowledged the validity of Xicor’s patent and agreed to certain royalty payments in exchange or a license to manufacture the disputed products.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 4, 2002 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 21,373,490 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

The following were elected directors:

	Votes for	Votes withheld

J. Daniel McCranie	19,625,983	1,747,507
Louis DiNardo	16,935,476	4,438,014
Julius Blank	19,387,669	1,985,821
Andrew W. Elder	19,546,793	1,826,697
Emmanuel T. Hernandez	19,624,883	1,748,607
Geoffrey C. Winkler	19,614,093	1,759,397

The following resolutions were submitted to a vote of the shareholders at the meeting:

To approve and ratify the Xicor, Inc. 2002 Stock Option Plan. The resolution was passed, 12,163,398 shares voting in favor, 8,690,364 shares voting against and 519,728 shares abstaining.

To approve an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 75,000,000 shares to 200,000,000 shares. The resolution was passed, 14,610,134 shares voting in favor, 6,744,361 shares voting against and 18,995 shares abstaining.

To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the period ending December 31, 2002. The resolution was passed, 21,002,968 shares voting in favor 339,682 shares voting against and 30,840 shares abstaining.

Item 5. Other Information.

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Act”) was signed into law. In accordance with section 10A(i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Act, we plan to disclose the non-audit services to be performed by our external auditor, PricewaterhouseCoopers LLP, which have been approved by our Audit Committee beginning in the third quarter of 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

3.1	Amended and Restated Articles of Incorporation dated June 13, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:

Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002.

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

Geraldine N. Hench Vice President, Finance and Administration (Principal Financial Officer)

Date: August 12, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation dated June 13, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer