Form 10-Q
period 2002-09-29
XICOR INC
filed 2002-11-13
CIK 319191

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Yes [x] No [   ]

NUMBER OF SHARES OUTSTANDING AT SEPTEMBER 29, 2002
23,630,151

XICOR, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 29, 2002

INDEX

Page

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at September 29, 2002	1

and December 31, 2001

Consolidated Statements of Operations for the three and	2

nine months ended September 29, 2002 and September 30, 2001

Consolidated Statements of Cash Flows for the nine	3

months ended September 29, 2002 and September 30, 2001

Notes to Consolidated Financial Information	4

Item 2. Management’s Discussion and Analysis of Financial	7

Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II: OTHER INFORMATION

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	23

i

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements.

XICOR, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 29,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$38,056	$56,367

Short-term investments	1,857	—

Accounts receivable	3,938	3,501

Inventories	5,377	9,404

Prepaid expenses and other current assets	515	192

Total current assets	49,743	69,464

Long-term investments	2,495	—

Property, plant and equipment, at cost less accumulated depreciation	3,581	5,223

Goodwill	10,762	—

Purchased intangible assets, net	2,318	—

Other assets	2,922	5,764

Total assets	$71,821	$80,451

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$6,942	$9,646

Accrued expenses	6,361	7,867

Deferred income on shipments to distributors	6,325	10,465

Deferred gain on sale of fab assets	—	2,082

Current portion of long-term obligations	581	841

Total current liabilities	20,209	30,901

Convertible subordinated notes	32,353	31,896

Long-term obligations	536	738

Total liabilities	53,098	63,535

Shareholders’ equity:

Preferred stock; 5,000 shares authorized	—	—

Common stock; 200,000 shares authorized; 23,630 and 22,339 shares outstanding	148,901	137,775

Accumulated deficit	(130,178)	(120,859)

Total shareholders’ equity	18,723	16,916

Total liabilities and shareholders’ equity	$71,821	$80,451

See accompanying notes to consolidated financial information

XICOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Net sales	$9,651	$15,167	$29,232	$58,321

Cost of sales	4,392	7,642	14,219	39,250

Gross profit	5,259	7,525	15,013	19,071

Operating expenses:

Research and development	3,440	3,184	9,637	10,845

Selling, general and administrative	2,750	4,087	8,622	14,953

Restructuring charge	—	—	758	3,205

Amortization of purchased intangible assets	263	—	483	—

In-process research and development	—	—	1,800	—

	6,453	7,271	21,300	29,003

Income (loss) from operations	(1,194)	254	(6,287)	(9,932)

Interest expense	(813)	(45)	(2,451)	(121)

Interest income	186	246	625	1,001

Other income and (expense), net	894	—	(1,206)	—

	267	201	(3,032)	880

Income (loss) before income taxes	(927)	455	(9,319)	(9,052)

Provision for income taxes	—	23	—	118

Net income (loss)	$(927)	$432	$(9,319)	$(9,170)

Net income (loss) per common share:

Basic	$(0.04)	$0.02	$(0.40)	$(0.42)

Diluted	$(0.04)	$0.02	$(0.40)	$(0.42)

Shares used in per share calculations:

Basic	23,625	21,905	23,126	21,679

Diluted	23,625	24,542	23,126	21,679

See accompanying notes to consolidated financial information

XICOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	Sept. 29, 2002	Sept. 30, 2001

Cash flows from operating activities:

Net loss	$(9,319)	$(9,170)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation	2,091	3,054

Amortization of fab gain	(2,082)	(1,889)

Amortization of debt issuance costs and warrants	911	—

Amortization of purchased intangibles	482	—

Write off of purchased in-process research and development	1,800	—

Loss on impairment of investment	2,500	—

Non-cash restructuring charge	—	1,249

Changes in assets and liabilities:

Accounts receivable	(300)	4,590

Inventories	4,027	6,670

Prepaid expenses and other current assets	(323)	412

Other assets	(112)	3

Accounts payable and accrued expenses	(4,527)	(1,830)

Deferred income on shipments to distributors	(4,140)	(2,728)

Net cash provided by (used in) operating activities	(8,992)	361

Cash flows from investing activities:

Purchase of short-term investments	(1,857)	—

Purchase of long-term investments	(2,495)	—

Investments in plant and equipment, net	(449)	(221)

Investment in Standard MEMS, Inc.	—	(2,500)

Acquisition of Analog Integration Partners LLC	(5,000)	—

Net cash used in investing activities	(9,801)	(2,721)

Cash flows from financing activities:

Repayments of long-term obligations	(462)	(705)

Net proceeds from sale of common stock	944	1,345

Net cash provided by financing activities	482	640

Decrease in cash and cash equivalents	(18,311)	(1,720)

Cash and cash equivalents at beginning of year	56,367	29,121

Cash and cash equivalents at end of period	$38,056	$27,401

Supplemental information:

Cash paid (refunded) during the period for:

Interest expense	$1,067	$134

Income taxes	(57)	(63)

Equipment acquired pursuant to long-term obligations	—	969

Common stock issued for acquisition	10,182	—

See accompanying notes to consolidated financial information

XICOR, INC.
NOTES TO CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

Note 1 — The Company:

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

Note 2 — Net income (loss) per share:

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Outstanding options to purchase 6,557,143 and 4,807,808 shares of common stock at September 29, 2002, and September 30, 2001, respectively, were excluded from the earnings per share (EPS) computation for the three and nine months ended September 29, 2002 and the nine months ended September 30, 2001 as they were anti-dilutive.

Note 3 — Comprehensive income (loss):

The net income (loss) for the periods reported also represented the comprehensive income (loss) for such periods.

Note 4 — Balance sheet components:

	September 29,	December 31,
	2002	2001

	(In thousands)
Inventories:

Raw materials and supplies	$140	$212

Work in process	3,851	7,252

Finished goods	1,386	1,940

	$5,377	$9,404

Property, plant and equipment:

Leasehold improvements	$1,727	$2,725

Equipment	30,570	37,118

Furniture and fixtures	251	345

Construction in progress	2	39

	32,550	40,227

Accumulated depreciation	(28,969)	(35,004)

	$3,581	$5,223

Accrued expenses:

Accrued wages and employee benefits	$1,366	$1,412

Accrued restructuring liabilities	178	691

Other accrued expenses	4,817	5,764

	$6,361	$7,867

Accounts receivable:

Accounts receivable at September 29, 2002 and December 31, 2001 are presented net of an allowance for doubtful accounts of $500,000.

Restructuring:

In the first quarter of 2001, we announced our plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, our first quarter 2001 results included a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for a reduction in our workforce of approximately 95 employees and $0.5 million of other restructuring related costs. The $1.2 million balance of the restructuring charge recorded in the first quarter of 2001 related principally to the write-off of leasehold improvements in the facility that was vacated as a result of the restructuring plan.

Due to the ongoing weak industry conditions, we reduced our workforce by 33 additional employees during the second quarter of 2002. Accordingly, our second quarter 2002 results included a $0.8 million restructuring charge for the severance-related costs associated with the reduction. At September 29, 2002, the restructuring accrual of $0.2 million consisted of $0.1 million of severance costs payable to terminated employees and $0.1 million of other costs associated with vacated sales offices.

The following table summarizes the restructuring reserve activity for the nine months ended September 29, 2002 (in thousands):

	December 31,			September 29,
	2001	Expensed	Utilized	2002

Employee severance and other	$691	$758	$(1,271)	$178

Note 5. — Legal Proceedings:

In June 2002, we settled a patent infringement case we filed against Catalyst Semiconductor on July 16, 2001 in Delaware Federal District Court. As part of the overall settlement, Catalyst acknowledged the validity of our patent and agreed to certain royalty payments in exchange for a license to manufacture the disputed products.

Note 6. — Acquisition of Analog Integration Partners LLC:

On April 16, 2002, we acquired Analog Integration Partners, LLC (AIP), a privately held company that designs and develops high-performance analog signal processing and data conversion circuits. AIP implements high frequency analog front-end technology and signal processing solutions in standard digital logic processes. The AIP acquisition brings us analog mixed-signal design talent and core technology on which we plan to build.

The acquisition was accounted for using the purchase method of accounting per Financial Accounting Standards (“SFAS”) No. 141. Accordingly, the estimated fair value of the assets acquired and liabilities assumed were included in our consolidated balance sheet as of April 16, 2002, the effective date of the purchase. The results of operations are included in our consolidated results of operations since the effective date of the purchase. We acquired AIP for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three days ended April 16, 2002), $5.0 million in cash, and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows based upon an independent appraisal (in thousands):

Current technology	$2,700

Net tangible assets acquired	105

Professional services	100

Goodwill	10,762

Net assets acquired	13,667

In-process research and development	1,800

Total consideration	$15,467

The amounts allocated to current technology and professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. The net tangible assets acquired consist primarily of accounts receivable, partially offset by accounts payable. None of the $10.8 million in goodwill is expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

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

Note 7. – Other Income and Expense

Other income for the three and nine months ended September 29, 2002 includes $0.7 million from a favorable sales tax audit and $0.2 million, the remaining balance of the deferred gain on the sale of the fab, from the early termination of a wafer foundry agreement with Standard MEMS. Other expense for the nine months ended September 29, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company.

Note 8. – Subsequent Events

In the fourth quarter of 2002 we signed a lease agreement for a facility to be used as our corporate headquarters. The lease is for eight years beginning in December 2002 and provides for lower annual lease payments than our present lease. We expect to abandon our current facility in fourth quarter of 2002. Terminating our current lease and entering into the new lease will reduce our future minimum lease commitments by approximately $0.3 million per year in 2003 through 2009. Our minimum lease commitment will increase by $1.2 million in 2010 as the new lease term is one year longer than our present facility lease term. The relocation of our facilities is expected to result in charges in the fourth quarter of 2002 of approximately $1 million relating to the exit costs from our current leased facility and the non-cash abandonment of leasehold improvements and office equipment at our current facility.

Note 9. — Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We plan to adopt SFAS 146 for our fiscal year beginning January 1, 2003. The provisions of EITF No. 94-3 continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 29, 2002 are not necessarily indicative of results to be expected in future periods. The following discussion contains forward-looking statements which are subject to risks and uncertainties. Actual results could differ materially from those contained in the forward-looking statements due to a variety of factors, including, but not limited to, the factors identified in the “Factors Affecting Future Results” section below. Also see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below.

RESULTS OF OPERATIONS

Sales

Sales for the third quarter of 2002 were $9.7 million and included $0.3 million of non-recurring royalty revenue from licenses on mixed-signal technology. Sales for the second quarter of 2002 were $9.5 million. Sales for the first quarter of 2002 were $10.0 million and included a benefit of $0.4 million resulting from putting all our global distribution partners on our fiscal calendar. This change was made in connection with the realignment of our distribution channel to better serve fulfillment and demand creation efforts.

Our sales are derived from two product groups, mixed-signal and memory. Mixed-signal sales represent our core market. Memory sales comprise our legacy businesses of serial EEPROMs, which we are in the process of exiting, and parallel EEPROMs, which business we are retaining. Sales by product group were (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 29,	Sept. 30,	Sept. 29,	Sept. 30,
	2002	2001	2002	2001

Mixed-signal product sales	$6,567	$8,211	$17,473	$29,967

Mixed-signal royalty revenue	280	—	280	—

Memory product sales	2,804	6,956	11,479	28,354

Total sales	$9,651	$15,167	$29,232	$58,321

Overall economic and industry-wide conditions were weak in 2001, and while mixed-signal sales were level sequentially in the first two quarters of 2001, mixed-signal sales declined in the second half of 2001 on lower unit sales. Sales of mixed-signal products for the first quarter of 2002 remained relatively stable at $4.8 million compared to $5.0 million in the fourth quarter of 2001. Mixed-signal sales increased 27% sequentially to $6.1 million in the second quarter of 2002 on higher unit sales. Mixed-signal product sales increased 8% sequentially to $6.6 million in the third quarter of 2002 on higher unit sales.

As shown in the table below, memory product sales declined 60% in both the three and nine months ended September 29, 2002 compared to the comparable prior year periods (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 29, 2002	Sept. 30, 2001	Sept. 29, 2002	Sept. 30, 2001

Parallel EEPROM product sales	$1,849	$4,444	$7,708	$15,288

Serial EEPROM product sales	955	2,512	3,771	13,066

Total memory product sales	$2,804	$6,956	$11,479	$28,354

Serial EEPROM product sales have declined, and are expected to continue to decline, as we continue our exit from that business. Parallel EEPROM product sales decreased year over year principally due to lower unit shipments. Furthermore, we believe that the fourth quarter of 2002 will be challenging for our mixed-signal business as the difficult industry conditions experienced in 2001 and 2002 to date are expected to continue. As a result, we expect total sales for the fourth quarter of 2002 to be significantly below the fourth quarter of 2001 and anticipate incurring a loss in the fourth quarter of 2002.

Cost of Sales and Gross Profit

The third quarter 2002 gross profit percentage, including royalty revenue was 54%. The gross profit percentage on product sales for the quarter was 53% compared to 50% in the third quarter of 2001. Gross profit as a percentage of sales was 51% for the nine months ended September 29, 2002 compared to 33% for the comparable 2001 period. As discussed below, cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories. Excluding the inventory write-down, gross profit as a percentage of sales was 47% for the nine months ended September 30, 2001.

The gross profit percentage in the third quarter and nine months ended September 29, 2002 benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the quarterly amortization of $0.6 million of the deferred gain on the sale of the fab assets over a lower sales level and lower manufacturing costs. The gross profit percentage for the nine months ended September 29, 2002 also benefited from lower costs associated with the shift to fully outsourced manufacturing. These benefits were partially offset by lower absorption of fixed costs as manufacturing volumes were reduced in 2002 due to the weak industry-wide economic conditions.

The gross profit percentage on product sales increased from 49% in the second quarter of 2002 to 53% in the third quarter of 2002. The gross profit percentage improvement in the third quarter of 2002 was primarily the result of lower manufacturing costs and increased production volumes. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices. Excluding the $0.6 million quarterly benefit from the amortization of the deferred gain on the sale of our wafer fabrication assets which ended in the third quarter of 2002 due to the early termination of a wafer foundry agreement with Standard MEMS, the third quarter gross profit percentage on product sales was 46% compared to 43% in the second quarter of 2002. We currently anticipate our gross profit percentage in the fourth quarter of 2002 will improve slightly from 46% (third quarter of 2002 product gross profit percentage excluding amortization benefit) on reduced manufacturing costs and increased unit output.

Research and Development

Research and development expenses amounted to $3.4 million or 36% of sales in the third quarter of 2002 compared to $3.2 million or 21% of sales in the third quarter of 2001. Research and development expenses increased in the third quarter of 2002 compared to the third quarter of 2001 primarily due to increased personnel costs resulting from the second quarter 2002 acquisition of AIP. The increased personnel costs were partially offset by spending controls.

In the nine months ended September 29, 2002, research and development expenses were $9.6 million or 33% of sales compared to $10.8 million or 19% of sales in the nine months ended September 29, 2001. While research and development expenses increased as a percentage of sales in the nine months ended September 29, 2002 compared to the prior year due to the lower sales level, the dollar amount of research and development expenses decreased, primarily due to spending controls.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $2.8 million or 28% of sales in the third quarter of 2002 compared to $4.1 million or 27% of sales in the third quarter of 2001. In the nine months ended September 29, 2002, selling, general and administrative expenses amounted to $8.6 million or 29% of sales compared to $15.0 million or 26% of sales in the comparable prior year period. The decrease in the dollar amount of selling, general and administrative expenses in the three and nine months ended September 29, 2002 compared to the comparable periods of 2001 is primarily due to headcount reductions and lower commission expenses related to the decreased sales in 2002.

Restructuring

In the fourth quarter of 2000, we committed to certain workforce reductions to streamline operations and further implement our outsourced manufacturing strategy. The related restructuring accrual balance of $2.5 million at December 31, 2000 consisted of $2.0 million of severance costs to reduce our workforce by approximately 50 employees, primarily in administrative, manufacturing and support groups, and $0.5 million of other restructuring related costs.

In the first quarter of 2001, we announced our plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, our first quarter 2001 results included a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for an additional reduction in our workforce of approximately 95 employees, primarily in manufacturing, sales and support groups, and $0.5 million of other restructuring related costs. The $1.2 million balance of the restructuring charge recorded in the first quarter of 2001 related principally to the write-off of leasehold improvements in the facility that was vacated as a result of our restructuring plan.

During 2001, we reduced our workforce by approximately 140 employees and utilized $3.1 million of the restructuring reserve for related severance costs and $0.7 million for other restructuring related costs. At December 31, 2001, the restructuring accrual of $0.7 million consisted of $0.4 million of severance costs (including costs to reduce our workforce by approximately 10 employees primarily in sales and administrative groups) and $0.3 million of other costs associated with vacated sales offices.

In the three months ended March 31, 2002, we completed the previously accrued reduction in workforce and utilized $0.3 million of the restructuring reserve for related severance costs and $0.2 million for other restructuring related costs.

Due to the ongoing weak industry conditions, we reduced our workforce by 33 additional employees during the second quarter of 2002. Accordingly, our second quarter 2002 results included a $0.8 million restructuring charge for the severance-related costs associated with the reduction. Quarterly cost reductions of approximately $0.7 million associated with the second quarter 2002 reduction in workforce were partially offset by increased research and development expense. At September 29, 2002, the restructuring accrual of $0.2 million consisted of $0.1 million of severance costs payable to terminated employees and $0.1 million of other costs associated with vacated sales offices.

In the fourth quarter of 2002 we signed a lease agreement for a facility to be used as our corporate headquarters. The lease is for eight years beginning in December 2002 and provides for lower annual lease payments than our present lease. We expect to abandon our current facility in fourth quarter of 2002. Terminating our current lease and entering into the new lease will significantly reduce our future minimum lease commitments. The relocation of our facilities is expected to result in charges in the fourth quarter of 2002 of approximately $1 million relating to the exit costs from our current leased facility and the non-cash abandonment of leasehold improvements and office equipment at our current facility.

We continue to evaluate cost savings opportunities to align our spending with the sales levels and industry conditions.

Acquisition of Analog Integration Partners LLC

On April 16, 2002, we acquired AIP, a privately held company that designs and develops high-performance analog signal processing and data conversion circuits, for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three days ended April 16, 2002), $5.0 million in cash, and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The $2.7 million of the purchase price allocated to current technology and $0.1 million allocated to professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. The related amortization expense in the three and nine months ended September 29, 2002 was $0.3 million and $0.5 million, respectively. The $10.8 million of the purchase price allocated to goodwill is not expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

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

Other Income and Expense

Interest expense increased in the three and nine months ended September 29, 2002 compared to the comparable prior year periods due to interest expense and amortization resulting from our November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants. We anticipate that interest expense will increase in 2002 compared to 2001 as the convertible subordinated notes and warrants are expected to be outstanding for the full year.

Interest income decreased in the three and nine months ended September 29, 2002 compared to the comparable prior year periods primarily as a result of lower interest rates partially offset by the increase in the average balance invested caused primarily by funds generated from the November 2001 issuance of convertible subordinated notes and warrants. Interest income is expected to decrease in the fourth quarter of 2002 compared to the fourth quarter of 2001 principally due to lower interest rates.

Other income for the three and nine months ended September 29, 2002 includes $700,000 from a favorable sales tax audit and $194,000 from the early termination of a wafer foundry agreement with Standard MEMS. Other income for the nine months ended September 29, 2002 also includes a $400,000 benefit associated with the sale of our wafer fabrication facility in 2000. Other expense for the three and nine months ended September 29, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company.

Taxes

The provision for income taxes for 2001 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in 2002 due to the net loss. Net deferred tax assets at September 29, 2002 and December 31, 2001 were fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2002, we had $38.1 million in cash and cash equivalents compared to $56.4 at the end of 2001. During the nine months ended September 29, 2002, we used $9.0 million of cash in operating activities (including $1.3 million associated with restructuring activities), $5.0 million for the acquisition of AIP, $2.5 million to purchase long-term investments, $1.9 million to purchase short-term investments, $0.5 million to repay long-term obligations and $0.4 million for equipment purchases. During the same time period, we generated $0.9 million from the issuance of stock under employee stock plans.

During the fourth quarter of 2002, we expect to use cash in operating activities (including interest payments on the convertible note), to repay long-term obligations and purchase equipment. Capital expenditures for 2002 are currently planned at less than $1.0 million and are primarily related to product design and equipment for product test development. At September 29, 2002, we had entered into commitments for equipment purchases aggregating less than $0.2 million. We believe that currently available cash will be adequate to support our operations for the next twelve months.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

         This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the belief that the fourth quarter of 2002 will be challenging for our mixed-signal business as the difficult industry conditions experienced in 2001 and 2002 to date are expected to continue; the expectation of a decline in the Serial EEPROM product sales as we continue our exit from that business; the expectation that total sales for the fourth quarter of 2002 will be significantly below the fourth quarter of 2001 levels; the anticipation that Xicor will incur a loss in the fourth quarter of 2002; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the expectation that the gross profit percentage in the fourth quarter of 2002 will improve slightly from 46% in the third quarter on reduced manufacturing costs and increased unit output; the plan and estimated costs to abandon our current facility and relocate to our new corporate headquarters in the fourth quarter of 2002, as well as the economic impact expected to result from such relocation; the plan to begin generating revenues from products developed using the in-process research and development acquired from AIP toward the end of 2003; the expectation that interest expense will increase in 2002 compared to 2001 as the convertible subordinated notes and warrants are expected to be outstanding for the full year; the expectation that interest income will decrease in the fourth quarter of 2002 compared to the fourth quarter of 2001 principally due to lower interest rates, the expectation to use cash in the fourth quarter of 2002; the projection that 2002 capital expenditures will approximate $1.0 million; and the expectation that currently available cash will be adequate to support operations for the next twelve months.

         Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by us and our competitors); our ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners’ timely ability to successfully manufacture products for us using our proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the successful and timely development and introduction of new products and submicron processes; the timely completion of tenant improvements to the facility we plan to use as our new corporate headquarters and the timely exit from our current facility; and the risk factors listed from time to time in our SEC reports, including but not limited to the “Factors Affecting Future Results” section following and Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In the first quarter of 2001, we announced our plan to exit from offering stand-alone low-density serial EEPROM memory products. We have been unable to secure a buyer for the business, particularly in light of the current weak economic conditions, and plan to substantially complete our exit from that business in 2002.

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

We presently have minimum wafer purchase commitments with a foundry that were made in exchange for a capacity commitment from them. Should demand for our products be less than the capacity commitment, we may be required to make payments for unused capacity which would cause our costs to increase.

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

From time to time, we may have to defend lawsuits in connection with the operation of our business.

We are subject to litigation in the ordinary course of our business. If we do not prevail in any lawsuit which may occur we could be subject to significant liability for damages, our patents and other proprietary rights could be invalidated, and we could be subject to injunctions preventing us from taking certain actions. If any of the above occur, our business and financial position could be harmed.

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

Sales outside of North America accounted for approximately 70% of total sales in the third quarter of 2002. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

We are exposed to risks associated with foreign exchange rate fluctuations due to our international manufacturing and sales activities. We generally have not hedged currency exposures. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. All of our sales are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand could reduce sales and/or result in operating losses.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

         Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures,

nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II: OTHER INFORMATION

Item 5. Other Information.

Xicor’s auditors, PricewaterhouseCoopers, LLP, provide Xicor with non-audit services in the nature of tax return preparation and tax assistance. The Audit Committee of Xicor’s Board of Directors has approved the performance of such services.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	10.1	Xicor, Inc. 2002 Stock Option Plan

	10.2	Building lease between WB Murphy Ranch, L.L.C. and Xicor, Inc. dated October 8, 2002

	99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K:
No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 29, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XICOR, INC., a California Corporation

By /s/Louis DiNardo

Louis DiNardo Chief Executive Officer (Principal Executive Officer)

By /s/Geraldine N. Hench

Geraldine N. Hench Vice President, Finance and Administration (Principal Financial Officer)

Date: November 12, 2002

CERTIFICATIONS

I, Louis DiNardo, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xicor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:/s/Louis DiNardo

Louis DiNardo Chief Executive Officer

I, Geraldine N. Hench, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xicor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	By:	/s/Geraldine N. Hench

Geraldine N. Hench Vice President, Finance and Administration

EXHIBIT INDEX

10.1	Xicor, Inc. 2002 Stock Option Plan

10.2	Building lease between WB Murphy Ranch, L.L.C. and Xicor, Inc. dated October 8, 2002

99.1	Certification of Chief Executive Officer and Chief Financial Officer