Form 10-K
period 2002-12-31
XICOR INC
filed 2003-03-28
CIK 319191

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number 0-9653

Xicor, Inc.

(Exact name of Registrant as specified in its Charter)

California	94-2526781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

933 Murphy Ranch Road Milpitas, California	95035 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(408) 432-8888

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Without Par Value
Preferred Share Rights (currently attached to and trading only with Common Stock)
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 23,610,984 shares of the Registrant’s Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 28, 2002, was approximately $67,652,000. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 23,914,172 on March 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

XICOR, INC.

FORM 10-K

For the Year Ended December 31, 2002

PART I

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believes,” “expects,” “future,” “intends,” “assuming,” “projected,” “plans” and similar expressions are used to identify forward-looking statements. Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements, which in any case apply only as of the date of this report. Actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in the “Factors Affecting Future Results” section of “Management’s Discussion & Analysis of Financial Conditions and Results of Operations” included in Part II, Item 7 of this report and the risk factors included in Item 1 below.

Item 1.	Business

Overview

      Xicor was founded in 1978. For many years our primary focus was on the development of electrically erasable programmable read only memory devices, or EEPROMs. During 1998 we began to develop and implement a manufacturing strategy to leverage outside wafer fabrication technology and capacity. As a fabless semiconductor company we also began the process of transitioning our product development effort to the area of high performance analog mixed-signal integrated circuits. Today we have two major product areas, our core Analog Mixed-Signal Products and our legacy Memory Products.

      We design, develop and market high performance analog mixed-signal integrated circuits used in communications, computing, networking and industrial applications. We have three fundamental technology approaches to differentiate ourselves from competition and add value to our customer’s products. First we have the ability to utilize EEPROM technology as a feature in our integrated analog mixed-signal designs. This integration provides significant flexibility and increases performance in many applications. The second technology approach utilizes the proprietary non-volatile technology that we developed as an EEPROM supplier to implement precision analog mixed-signal integrated circuits with significantly less power consumption than traditional approaches. These products add significant value in battery powered precision applications where power consumption and heat dissipation are critical. The third technology approach utilizes an industry standard 0.18-micron logic process to implement high frequency analog mixed-signal designs for data conversion and signal processing applications.

      Our Mixed-Signal Products include data conversion products, power management integrated circuits, application specific standard products and interface devices. The increased complexity of system design and higher levels of analog content have created a greater need for programmability in the system. Our programmable analog mixed-signal components regulate, control, convert and manage various voltages and currents without manual adjustment. The growth in portable digital electronics has created a greater need for precision low-power analog mixed-signal products to perform a variety of critical analog tasks such as setting a voltage reference as a standard in the system or comparing signals to determine appropriate system response to a change in circumstances. The increased processing power available to system designers today has created a demand for more data. Incoming analog information must first be converted to a digital code before it can be processed. Commonly referred to as analog-to-digital conversion, this application requires very fast or high-frequency products that can convert millions of samples of analog information per second. We are focused on providing innovative, differentiated analog mixed-signal products that serve the needs of system designers for flexibility, low power consumption and data conversion to exploit the trends toward flexibility, portability and increased processing power.

      Our Memory Products are electrically erasable programmable read-only memories, or EEPROMs. Generally, EEPROMs are nonvolatile memory products that can be altered (reprogrammed) electrically while the device is still installed in a system. EEPROM products are divided into two broad categories: parallel EEPROMs and serial EEPROMs. Because of their performance characteristics, parallel EEPROMs tend to be used in non-consumer devices, such as communications infrastructure equipment, instrumentation and other industrial applications as well as telemetry, avionics and military electronic equipment. Serial EEPROMs are typically commodity parts. As a result, parallel EEPROMs tend to have higher average selling prices and gross margins than serial EEPROMs. In March 2001, we announced our plan to exit the more commodity-like serial EEPROM business while continuing to provide parallel EEPROM products to our customers. We substantially completed our exit from the serial EEPROM business in 2002.

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, through a hyperlink on our Internet website at http://www.xicor.com as soon as practicable after we file electronically such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC.

Industry Background

      Integrated circuits may be divided into three broad categories: analog, digital and mixed-signal. Analog semiconductors condition and regulate “real-world” physical properties, such as temperature, pressure, weight, speed, sound and electrical current. This information can be detected, measured and controlled using analog integrated circuits that represent these real-world properties as continuously varying voltages and currents. Digital circuits, such as memory devices and microprocessors, use threshold voltages which function as on and off switches expressed in binary code as “1’s” and “0’s” where voltages at or above the threshold voltage represent “on” and voltages below the threshold voltage represent “off.” The digital components process and manipulate the data while the analog components condition the voltages or condition and regulate signals after the data has been processed. Mixed-signal devices incorporate both analog and digital functions into a single integrated circuit. In most cases, these devices can serve as either a bridge converting analog signals to digital signals or may be used to improve the performance of the specific analog application. Generally speaking, mixed-signal products are more difficult to design because they require designers to understand two fundamentally different design processes. In many cases products with a large amount of analog content in the mixed-signal market are referred to as analog mixed-signal.

      A growing opportunity in the analog mixed-signal market is for innovation in system sensing technology that is capable of automatically calibrating a system to adjust to predetermined performance constraints or measured changes in the environment. Traditionally, many analog devices, and systems that incorporated these devices, were limited by the need to make manual adjustments to tune or calibrate the analog functions. Analog mixed-signal components with embedded memory and a separate microcontroller are able to make the same adjustments through programming, eliminating the costly, time-consuming, and often inaccurate results associated with manual tuning. For the system manufacturer, programmable mixed-signal technology can: (1) mitigate the costly physical malfunction of expensive equipment by detecting and preventing failure before it occurs; (2) reduce system downtime preventing large potential revenue loss; (3) capture sensor-based data which may be analyzed; and (4) enable “smart” system functionality, where overall system utility is enhanced given performance and hardware parameters. There are increasingly important applications for system sensing technology within the power management requirements of electronic systems and bias and modulation current control within the signal path of communications systems.

      Another opportunity in the analog mixed-signal market is for low power technology. As portable digital electronics proliferate in communication, computing, and industrial environments, the need to extend the operating time between battery charging has become a crucial aspect of differentiation for equipment providers. Laptop and notebook computer users are particularly sensitive to the issue of battery-life. Industrial applications for point-of-sale (POS) terminals and test equipment are even more rigorous in their requirements for low power precision analog mixed-signal products. The availability of low power electronic components provides a vehicle for extended run-time on similar battery chemistry and configuration. As battery chemistry evolves, the requirements for programmability and low-power consumption tend to converge and drive a need for integrated solutions that are both flexible and require minimum supply current for operation.

      Additional growth opportunities for high performance analog mixed-signal products have been created by the advances in digital processing power. As microprocessor technology improves and processing power grows, the requirement for real-word data increases. This effect is compounded by the availability of low cost digital signal processors (DSP) dedicated to specific applications in communications, multimedia and computation. The combination of precision and speed in data converter products is an important facet in the design of high performance electronic systems. With an increase in processing power, customers expect a high degree of accuracy in their equipment. Digital imaging products are expected to have finer resolution, flat panel displays are expected to be larger and provide a better picture and test equipment is expected to detect variations at a more precise level. All of these requirements place demanding criteria on the analog-to-digital converter (ADC) used in such systems.

Xicor’s Mixed-Signal Solutions, Products and Applications

      Our products leverage proprietary nonvolatile technology, industry standard EEPROM technology and industry standard fine-line CMOS processes to provide differentiated high performance analog mixed-signal products. We have three technology approaches that provide customers a variety of features and benefits. Many of our products leverage nonvolatile EEPROM memory to provide a design engineer the ability to design systems that are self-calibrating or that can be altered easily. Other products utilize our proprietary nonvolatile technology to provide very high precision and require extremely low power. We also are developing high frequency analog mixed-signal products utilizing an industry standard fine-line CMOS process to provide data conversion products with high resolution, high speed, low minimum operating voltage and low power for use in systems that have large amounts of analog information that must be processed digitally. By using our products, manufacturers and end-users can customize microcontroller and microprocessor-based products to address specific system sensing and signal processing applications with flexibility, accuracy and high frequency solutions that are cost effective while minimizing power supply needs.

      Analog mixed-signal product sales were approximately 63% of total net sales in 2002, 50% in 2001, and 35% in 2000. Our Analog Mixed-Signal Products include the following products:

Data Conversion Products: Digitally Controlled Potentiometers or XDCPs represent the most established product line in our Mixed-Signal Product group. XDCPs are digitally controlled solid-state electronic variable resistors that give a designer more flexibility and the system more accuracy. Applications for these devices include controlling the Liquid Crystal Display (LCD) brightness in cell phone handsets and laptop computers, power amplifier control for communications systems and wireless radio frequency power settings, and high-resolution data acquisition systems for industrial control, test instrumentation and medical equipment. We also are developing a family of high frequency analog-to-digital converters (ADC) using an industry-standard 0.18-micron logic process. The implementation of high performance analog circuit design in a fine-line logic process is relatively unique and provides advantages in cost to manufacture and performance relative to speed, lower minimum operating voltages and power consumption. We are developing a family of extremely low power precision voltage references based on proprietary Xicor process technology and design expertise. These devices address a wide range of applications in industrial test and measurement equipment, portable digital electronics as well as communications equipment. In addition to better overall accuracy than competing solutions, these products support the need for minimum power consumption in battery applications and low power dissipation where thermal regulation is important. Through the use of proprietary floating gate analog (FGA) technology we can achieve levels of performance that have been difficult to attain with traditional voltage reference products.

Power Management Products: Our power management products include central processing unit (CPU) supervisory or voltage monitoring chips for microcontroller and microprocessor based systems, battery management circuits, programmable hot swap and programmable power sequencing chips as well as nonvolatile random access memories (NOVRAMs) that include CPU and voltage monitoring functions. Power management products such as our CPU supervisor, programmable hot swap and programmable power sequencing products are targeted for systems that require controlled power-up and orderly, predictable power-down and reliable recovery in the event of system failure. Typical applications for these products include devices such as routers, LAN switches and cellular base stations. Our battery management semiconductors are targeted at three and four cell lithium ion and lithium polymer applications that require cell balancing for optimal performance such as laptop and notebook computers. Some of these products include EEPROM on the integrated circuit and enable the device to be reprogrammed to accommodate changing system design parameters.

Application Specific Standard Products: We market products targeted at the fiber optic market that integrate several major control and monitoring functions for laser diode modules and fiber optic applications in Local Area Network (LAN) and Metropolitan Area Networks (MAN) as well as long-haul transmission applications. These products support the requirements for bias and modulation current control of the laser diode in gigabit-Ethernet, fiber channel, 10-gigabit Xenpak and dense wave division multiplexing (DWDM) applications. Other application specific products for communications applications serve the needs of wireless applications in base stations for adjusting the power in an RF power amplifier by controlling bias current. We are developing a family of high performance analog-front-ends (AFE) for the flat panel display (FPD) market. These products convert analog signals sent from a computer to a high resolution FPD. We are focused on supporting the needs of larger format displays and supplying a family of analog-front-ends that can digitize analog signals at speeds above 200 million samples per second (MSPS). We recently received successful first silicon from Taiwan Semiconductor Manufacturing Company, LTD. (TSMC) on this product and will be demonstrating this product to customers in the second quarter of 2003.

Interface Products. We market real time clock products for timekeeping and date stamping in applications that require accuracy over time and temperature. Common applications are in utility meters, DVD players and recorders, set top boxes and cable modems.

Nonvolatile Memory Products and Applications

      Memory Product sales were approximately 37% of total net sales in 2002, 50% in 2001, and 65% of sales in 2000. Our Memory Products consist of parallel and serial EEPROMs.

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

•	Parallel EEPROMs. We supply a broad line of parallel interface EEPROMs with densities ranging from 64KB to 1MB. Parallel interface EEPROMs are generally used to contain frequently updated data in communications infrastructure equipment, instrumentation, transportation and other industrial applications.

•	Serial EEPROMs. In March 2001, we announced our plan to exit the standalone low-density serial EEPROM market. We substantially completed our exit from the serial EEPROM business in 2002.

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

      We market our products directly from our headquarters in Milpitas, California and from regional domestic and foreign sales offices. Products are also marketed domestically through a national network of independent sales representatives, each of which has been granted an exclusive sales territory, and through non-exclusive national stocking distributors that also handle competitive products. Our products are also marketed internationally through a network of independent exclusive and non-exclusive sales representatives and non-exclusive stocking distributors. Certain of our shipments are made to distributors under agreements that allow a right of return and price protection on unsold merchandise. Our policy is to defer recognition of sales and related costs on such shipments until the distributors sell the products.

      Sales outside of North America constituted approximately 64% of total net sales in 2002, 54% in 2001, and 48% in 2000. Our international sales are generally denominated in U.S. dollars.

      One distributor accounted for 28% of total net sales in 2002, 23% in 2001 and 19% in 2000. Another distributor accounted for 15% of total net sales in 2002. Distributors are not themselves end users of our products, but rather serve as a channel of sale to many end users of our products.

Manufacturing

      Historically, we manufactured all silicon wafers used to provide the semiconductor devices for our products. However, the rapidly escalating capital investments necessary to keep pace with technological advances and the increasing need for larger factories in order to efficiently spread the high level of fixed costs associated with complex semiconductor manufacturing operations have led to the emergence of wafer fabrication foundries, enabling many semiconductor companies to outsource portions or all of their wafer requirements.

      During 1998 we announced and began to implement a restructuring plan to change our manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. This change was in response to market conditions that made it more economical to outsource manufacturing. Yamaha Corporation of Japan was qualified as our initial outside foundry in the third quarter of 1998. In the second quarter of 1999 we entered into foundry agreements with Sanyo Electric Co., Ltd. of Japan and ZMD GmbH of Germany. In November 2000, we completed the sale of our wafer fabrication assets and inventory to Standard MEMS, Inc. (“Standard MEMS”). At the time of the sale, we also entered into a related foundry agreement with Standard MEMS. Effective November 2000, we became a fabless semiconductor company. Presently, Yamaha Corporation and ZMD GmbH provide substantially all of our wafers. We are in the process of qualifying two more foundries, TSMC and Chartered Semiconductor, Singapore. We have received first silicon from TSMC for our first high frequency analog-to-digital converter and an application specific solution for the high resolution flat panel display market. We also have launched our first design effort using a Chartered Semiconductor 0.6 micron analog mixed-signal and EEPROM process.

      Each device on the fabricated wafer is tested by one of our subcontractors. Subcontractors in various countries including Taiwan, Thailand, South Korea, the Philippines, China and Malaysia separate the wafers into individual units. Each functional chip is encapsulated in a plastic or ceramic package having external leads to which the unit is connected by extremely fine wires. The packaged units undergo comprehensive electrical testing offshore at one of our independent subcontractors located in various countries including Taiwan, Thailand, South Korea, the Philippines and China. A limited amount of testing is also performed in Milpitas. Chip-scale products are processed by subcontractors based in the United States and tested in Taiwan. In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year.

      We rely on overseas wafer fabrication, sort, assembly and test contractors and maintenance of our inventories at contractors’ facilities and our business depends on an uninterrupted supply chain.

      The principal raw materials utilized in the production process are polished silicon wafers, ultra-pure metals, chemicals and gases. Encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors or are purchased by us and shipped to such contractors.

Research and Development

      Our focus is on providing integrated circuits with higher levels of analog mixed-signal integration. We differentiate our products by virtue of leveraging our expertise in nonvolatile technology and high frequency signal processing in standard logic processes. This strategy requires process and design expertise as well as applications engineering support. Continuing utilization of more advanced processes and new product development are essential to maintaining and enhancing our competitive position.

      Research and development expenditures were $13.1 million or 34% of sales in 2002, $13.6 million or 19% of sales in 2001, and $15.9 million or 13% of sales in 2000. Research and development activities require a high degree of complexity in design and manufacturing process, and consequently we must continuously invest a significant percentage of sales in research and development and in the pre-production engineering activity related to new products and technologies. Approximately 40% of our workforce is engaged in research and development activities, which is performed primarily in the Silicon Valley.

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

Acquisition

      In the second quarter of 2002 we established our Signal Processing Group, with the acquisition of Analog Integrated Partners, LLC (AIP), a privately held company. Founded in 1999, AIP was led by engineering veterans from Exar Corporation, Micropower Systems and Sage, Inc. Our Signal Processing Group designs and develops high performance analog mixed-signal products for signal processing and data conversion applications. Applications for this technology include high resolution flat panel displays (FPD), graphics and imaging processing, wired and wireless communication systems and test and measurement equipment.

Competition

      The semiconductor industry is highly competitive. Important elements determining success include product performance, quality and reliability, delivery capability, price, diversity of product line, application support, financial strength and the ability to respond rapidly to technological innovations. We compete with major semiconductor companies such as Analog Devices, Atmel Corporation, Linear Technology Corporation and Maxim Integrated Products. We pursue a strategy of innovation and differentiation in order to compete in the high performance analog mixed-signal market.

Insurance

      We presently carry various insurance coverage including property damage, business interruption and general liability including certain product liability coverage. We have been unable to obtain pollution and earthquake insurance at reasonable costs and limits.

Employees

      At December 31, 2002 we had 117 employees, approximately 40% of whom were engaged in research and development activities. None of our employees are represented by a labor organization and we consider our employee relations to be good. Many of our employees are highly skilled and we believe our success will depend upon our ability to hire and retain key, qualified human resources.

Officers of the Registrant

      Information regarding each of our current officers is set forth below:

Name	Age	Office

Louis DiNardo*	43	President and Chief Executive Officer
Geraldine N. Hench*	45	Vice President, Finance and Administration and Chief Financial Officer
R. Todd Smathers*	54	Senior Vice President, Operations
Steven R. Bakos*	36	Vice President, Sales
Carlos Laber	51	Vice President, Engineering, Linear Products
John M. Caruso	52	Vice President, Engineering, Signal Processing Products
Davin Lee	32	Vice President, Marketing
Jim McCreary	56	Vice President, Technology

*	Denotes Executive Officer.

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

      R. Todd Smathers, Senior Vice President, Operations. Mr. Smathers joined Xicor in October 2001 as Senior Vice President, Operations. Mr. Smathers has over 30 years of industry experience in engineering, operations and general management. During his eighteen years with Linear Technology Corporation (LTC) he held a variety of senior management positions including General Manager of the Mixed-Signal Business Unit and Director of Operations. Prior to his affiliation with LTC, Mr. Smathers served at National Semiconductor Corporation where he assumed increasing levels of responsibility in engineering management for the linear products group. He holds a BS degree in Electrical Engineering from Clemson University (SC).

      Steven R. Bakos, Vice President, Sales. Mr. Bakos joined Xicor in October 2002 as Vice President, Sales. Mr. Bakos brings fourteen years experience in the industry. He spent the last eleven years at Linear Technology Corporation, where he most recently served as Northwest Area Sales Manager. He also had other management positions in sales and marketing, including responsibility for North American Distribution Marketing. Prior to his affiliation with Linear, Mr. Bakos spent three years at National Semiconductor Corporation. He holds a B.S. degree in Engineering from Cornell University (New York).

      Carlos Laber, Vice President, Engineering, Linear Products. Mr. Laber joined Xicor in July 2002 as Vice President, Engineering, Linear Products. Mr. Laber has more than 24 years of design and management experience in mixed-signal analog circuit design and new product definition. Mr. Laber came to Xicor from Micrel Semiconductor where he was Vice President, Design Engineering since March 2000. Prior to Micrel, Micro Linear Corporation employed Mr. Laber from 1984 to 2000 where he held the positions of Vice President of Design Engineering, Director of Engineering, and Principal Engineer. Prior to 1984 National Semiconductor and Intel Corporation employed Mr. Laber in various design engineering positions. He holds a

Masters Degree in Electrical Engineering from the University of Minnesota (Minneapolis) and an Electrical Engineering degree from the University of Buenos Aires, Argentina.

      John M. Caruso, Vice President, Engineering, Signal Processing Products. Mr. Caruso joined Xicor in April 2002 as Vice President, Technology in connection with our acquisition of Analog Integration Partners, LLC (AIP) and was appointed Vice President, Engineering, Signal Processing Products in February 2003. Mr. Caruso was one of the founders of AIP, where he was President and CEO from late 1998 through January 2002. Prior to founding AIP, Mr. Caruso was employed by Exar Corporation as Director of Strategic Planning, and prior to that as Director of the Video and Imaging business unit. Prior to Exar, he was an owner and the Vice President of Design for Micro Power Systems. Mr. Caruso has a BSEE from the University of Cincinnati.

      Davin Lee, Vice President, Marketing. Mr. Lee joined Xicor in December 2001 as Senior Director of Sales for North America and was appointed Vice President, Marketing in February 2003. Mr. Lee brings 12 years experience in the industry. From 2000 to 2001 Mr. Lee was at Altera Corporation as a Strategic Business Manager. From 1994 to 2000 he was employed by National Semiconductor in a variety of sales and marketing positions. He holds a B.S. degree in Electrical Engineering from The University of Texas (Austin) and an M.B.A. from Kellogg School of Management at Northwestern University (Illinois).

      James McCreary, Vice President, Technology. Mr. McCreary joined Xicor in October 1998 as Vice President, Engineering and was appointed Vice President, Technology in February 2003. From 1996 through 1998 Mr. McCreary was involved in private business ventures. In 1983 Mr. McCreary co-founded Micro Linear Corporation where he was Vice President of Engineering from 1983 through 1995. Mr. McCreary received the degrees of Master of Science in Electrical Engineering and Ph.D. from the University of California, Berkeley and is the inventor of several patents.

Item 2.	Properties

      Our executive offices are located in an approximately 62,000 square-foot building at 933 Murphy Ranch Rd., Milpitas, California. This facility, which houses our design, research and development and reliability operations and executive, marketing, and administrative offices, is leased. The lease expires in 2010 and provides for an annual base rental of $948,587 increasing 3.5% annually, and requires us to pay all real estate taxes, utilities and insurance and to maintain the building and premises. We believe our facility is adequate for our foreseeable needs.

Item 3.	Legal Proceedings

      Information regarding legal proceedings is set forth in Note 12 of the Notes to Consolidated Financial Statements which information is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol XICO. The table below sets forth the high and low sales prices for our Common Stock as reported by Nasdaq for each calendar quarter.

	High	Low

Fiscal year ended December 31, 2002
First Quarter	$12.950	$7.500
Second Quarter	11.450	3.970
Third Quarter	5.880	3.270
Fourth Quarter	4.700	2.050

	High	Low

Fiscal year ended December 31, 2001
First Quarter	$6.625	$3.281
Second Quarter	11.150	2.620
Third Quarter	13.060	5.450
Fourth Quarter	14.340	6.770

      There were approximately 925 shareholders of record on December 31, 2002.

Dividend Policy

      We have never declared or paid any cash dividend on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Information

      The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under the Company’s compensation plans as of December 31, 2002.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	1,617	$4.73	3,024 (1)
Equity compensation plans not approved by security holders(2)	5,214	4.89	688

Total	6,831	$4.85	3,712

(1)	Included in this amount are 380,000 shares available for future issuance under Employee Stock Purchase Plan

(2)	Amounts correspond to the Company’s 1998 Plan, which is not subject to shareholder approval, described in Note 8 to the consolidated financial statements.

Item 6.     Selected Financial Data

Financial Operating Information

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Operations Data:
Net sales	$38,534	$70,073	$122,849	$114,887	$106,147
Cost of sales	19,076	45,100	71,672	80,474	89,844

Gross profit	19,458	24,973	51,177	34,413	16,303

Operating expenses:
Research and development	13,056	13,613	15,880	14,560	17,429
Selling, general and administrative	11,033	18,235	26,122	22,360	22,634
Restructuring and facilities charge (credit)	1,936	3,205	(3,841)	23,719	4,985
Amortization of purchased intangible assets	739	—	—	—	—
In-process research and development	1,800	—	—	—	—

	28,564	35,053	38,161	60,639	45,048

Income (loss) from operations	(9,106)	(10,080)	13,016	(26,226)	(28,745)
Interest expense	(3,259)	(524)	(817)	(1,407)	(1,872)
Interest income	789	1,237	1,458	704	1,086
Other income and (expense) net	(1,206)	—	—	—	—

Income (loss) before income taxes	(12,782)	(9,367)	13,657	(26,929)	(29,531)
Provision for income taxes	—	102	491	—	—

Net income (loss)	$(12,782)	$(9,469)	$13,166	$(26,929)	$(29,531)

Net income (loss) per share:
Basic	$(0.55)	$(0.43)	$0.62	$(1.32)	$(1.53)

Diluted	$(0.55)	$(0.43)	$0.57	$(1.32)	$(1.53)

Shares used in per share calculations:
Basic	23,265	21,803	21,189	20,324	19,262

Diluted	23,265	21,803	23,286	20,324	19,262

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$38,381	$56,367	$29,121	$22,233	$17,881
Working capital	28,835	38,563	11,559	3,573	5,382
Total assets	67,096	80,451	64,323	54,794	78,862
Long-term obligations, less current portion	32,976	32,634	715	9,794	13,137
Accumulated deficit	(133,641)	(120,859)	(111,390)	(124,556)	(97,627)
Shareholders’ equity	15,575	16,916	20,215	4,449	30,605

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

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 27 to 48.

Results of Operations

Sales

      Our sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales represent our core market. Memory product sales comprise our legacy businesses of serial EEPROMs, which we have substantially exited, and parallel EEPROMs, which business we are retaining. Annual sales by product group were:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Mixed-signal product sales	$24,091	$34,942	$43,321
Mixed-signal royalty revenue	280	—	—
Memory product sales	14,163	35,131	79,528

Total sales	$38,534	$70,073	$122,849

      Overall economic and industry-wide conditions were weak throughout 2001 and 2002 which negatively impacted our revenues in all product groups. In particular, the communications market segments that we sell our products into were adversely impacted by the severe economic downturn that was characterized by a significant drop in end user demand and exacerbated by excess inventory in global sales channels.

      Sales of mixed-signal products represented 63% of total net sales in 2002, compared to 50% of total net sales in 2001 and 35% of total net sales in 2000. Mixed-signal product sales decreased 31% from 2001 to 2002 and decreased 19% from 2000 to 2001. The decreases were primarily due to lower demand in the communications market as well as an overall decrease in the general economy. Mixed-signal sales were level sequentially in the first two quarters of 2001 and then declined in the second half of the year on lower unit sales. In the first quarter of 2002, mixed-signal sales remained relatively stable compared to the fourth quarter of 2001. Mixed-signal sales increased 27% sequentially in the second quarter of 2002 on higher unit sales, increased 8% sequentially in the third quarter of 2002 on higher unit sales and then remained relatively stable sequentially in the fourth quarter of 2002.

      As shown in the table below, memory product sales declined 60% in 2002 and 56% in 2001 compared to the immediately preceding year:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Parallel EEPROM product sales	$9,901	$19,330	$28,601
Serial EEPROM product sales	4,262	15,801	50,927

Total memory product sales	$14,163	$35,131	$79,528

      Parallel EEPROM product sales decreased 49% from 2001 to 2002 and decreased 32% from 2000 to 2001 principally due to lower unit shipments as the overall market for these products contracted and weak economic conditions persisted. Serial EEPROM product sales declined in 2002 as we continued to exit this business. Serial sales decreased 73% from 2001 to 2002 and decreased 69% from 2000 to 2001. The serial EEPROM sales decreases were primarily due to lower unit shipments and, to a lesser extent, lower average selling prices. We believe that 2003 will be a challenging year as the overall weak economic and industry conditions experienced in 2002 extend into 2003. We expect little contribution to revenue from sales of serial EEPROM products in 2003 as we have substantially completed our exit from that business. We are focused on our plans to grow our revenue in high performance mixed-signal products in 2003 compared to 2002.

Cost of Sales and Gross Profit

      Gross profit as a percentage of sales was 50% in 2002, 36% in 2001, and 42% in 2000. As discussed below, cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories. Excluding the inventory write-down, 2001 gross profit as a percentage of sales was 47%. The gross profit percentage in 2002 benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the amortization of $1.9 million of the deferred gain on the sale of the fab assets over a lower sales level and lower manufacturing costs due to spending controls. These benefits were partially offset by lower absorption of fixed costs as manufacturing volumes were reduced in 2002 due to the weak industry-wide economic conditions. Compared to 2000, the 2001 gross profit percentage excluding the inventory write-down benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the amortization of $2.5 million of the deferred gain on the sale of the fab assets and lower costs associated with our shift to fully outsourced manufacturing completed in the second quarter of 2001. Cost of sales in 2000 included a $0.4 million credit related to the amortization of the deferred gain on the fab sale. The net benefit to gross margin resulting from the sale of products that had been previously written down was less than $0.5 million in each of the years ended December 31, 2002 and 2001. The gross profit percentage is expected to fluctuate from quarter to quarter as a result in changes in product mix, product costs and average selling prices.

Research and Development

      Research and development expenses amounted to $13.1 million or 34% of sales in 2002, $13.6 million or 19% of sales in 2001; and $15.9 million or 13% of sales in 2000. The absolute dollar amount of research and development expenses in 2002 was relatively consistent with the 2001 expense level as the benefits from spending controls were largely offset by the increased personnel costs resulting from the second quarter 2002 acquisition of our Signal Processing Group, formerly Analog Integration Partners LLC (AIP). While research and development expenses increased as a percentage of sales in 2001 compared to 2000 due to the lower sales level, the dollar amount of research and development expenses decreased in 2001 compared to 2000 primarily due to lower personnel costs and spending controls. We intend to continue to invest in research and development in 2003, although at a lower absolute dollar level than in 2002 as we continue to monitor product development expenses and pare back ancillary engineering projects.

Selling, General and Administrative

      Selling, general and administrative expenses amounted to $11.0 million or 29% of sales in 2002, $18.2 million or 26% of sales in 2001; and $26.1 million or 21% of sales in 2000. The decrease in the dollar amount of selling, general and administrative expenses in 2002 compared to 2001 is primarily due to reduced personnel expenses of $2.5 million related to headcount reductions and $1.6 million lower commission expenses related primarily to the decreased sales in 2002 and to a lesser extent overall spending controls. The decrease in the dollar amount of selling, general and administrative expenses in 2001 compared to 2000 is due primarily to headcount reductions and lower commission expenses related to the decreased sales in 2001, partially offset by increased legal costs associated with protecting our intellectual property rights.

Restructuring and Other Charges

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Restructuring and facilities	$1,936	$3,205	$(3,841)
Inventory write-down	—	8,200	—

Total	$1,936	$11,405	$(3,841)

      At the beginning of 2000, we had restructuring accruals of $8.3 million primarily related to the expected costs to close our Milpitas in-house wafer fabrication facility. In November 2000, we completed the sale of the wafer fabrication assets and inventory to Standard MEMS, Inc. (“Standard MEMS”) for a gross purchase price of $12.8 million. During 2000 we utilized $1.9 million of restructuring reserves. Related reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups, occurred primarily in the fourth quarter of 2000. As a result of the sale of the fab, we incurred restructuring charges at levels significantly below amounts previously estimated and accrued. The net restructuring credit of $3.8 million recorded in 2000 consists of a reversal of $6.1 million of costs originally included in the restructuring accrual not utilized due primarily to the sale of the fab to Standard MEMS, partially offset by $2.3 million principally related to additional workforce reductions that we identified and committed to in the fourth quarter of 2000 to streamline operations and further implement our outsourced manufacturing strategy.

      At the time of the sale of the wafer fabrication assets and inventory, Xicor and Standard MEMS also entered into a related foundry agreement for Standard MEMS to become a Xicor foundry. The sale of the wafer fabrication assets and inventory resulted in a net gain of $5.0 million, which was recorded as a deferred gain on sale of fab assets. We established the amortization period of the gain at two years, which was the minimum term of the foundry agreement. Cost of sales for 2002, 2001 and 2000 included a $1.9 million, $2.5 million and $0.4 million credit, respectively, related to the amortization of the deferred gain on the sale of the fab assets. The benefit from the amortization of the deferred gain ended in the third quarter of 2002 due to the early termination of the foundry agreement, and the remaining unamortized balance of $0.2 million was included in other income in the third quarter of 2002.

      In the first quarter of 2001, we announced our plan to exit from offering stand alone low-density serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, our first quarter 2001 results included an $8.2 million charge to cost of sales to write down inventories to their net realizable value and a $3.2 million restructuring charge. The $3.2 million restructuring charge consisted of $1.5 million of severance-related costs for an additional reduction in our workforce of approximately 95 employees, $1.2 million of fixed asset write-offs principally related to leasehold improvements in the facility that housed our test operation and $0.5 million of other restructuring-related costs.

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

      In 2002, due to the ongoing weak industry conditions, we implemented two additional reductions in force that affected employees in all areas of the company. In the second quarter of 2002 we reduced our workforce by 33 employees, which resulted in a $0.8 million restructuring charge for severance-related costs. Quarterly cost reductions of approximately $0.7 million associated with the second quarter 2002 reduction in workforce were partially offset by increased research and development expenses. In the fourth quarter of 2002, we notified 16 employees that their employment would cease on various dates in the fourth quarter of 2002 and first quarter of 2003, which resulted in a $0.2 million restructuring charge for severance-related costs. A significant portion of the $0.4 million of quarterly cost reductions resulting from the fourth quarter 2002 reduction in workforce are expected to be realized in the first quarter of 2003.

      In the fourth quarter of 2002 we entered into a lease agreement for a facility to be used as our corporate headquarters. We vacated our prior headquarters facility in the fourth quarter of 2002, and a third party assumed the related lease in the first quarter of 2003. In the fourth quarter of 2002 we also vacated our leased Bay Area sales office facility and the leased facility that we assumed as part of the AIP acquisition and relocated the employees from both facilities to our corporate headquarters.

      Terminating our prior facility lease and entering into the new facility lease allowed us to consolidate our operations in a more efficient facility and reduce our future minimum lease commitments, exclusive of restructuring related lease payments, by approximately $0.3 million per year in 2003 through 2009. Our minimum lease commitment increased by $1.2 million in 2010 as the new facility lease term is one year longer than the prior facility lease term. The facilities abandonments resulted in a fourth quarter 2002 facilities related restructuring charge of $0.9 million consisting of $0.5 million for the non-cash abandonment of leasehold improvements, equipment and furniture and $0.4 million of exit costs consisting primarily of rent after abandonment of the facilities.

      Rent expense in 2003 is expected to approximate our 2002 net rent expense as the gross rent for the prior facility was reduced by an 18-month sublease that was due to expire in 2003.

      During 2002, we reduced our workforce by approximately 50 employees and utilized $1.1 million of the restructuring reserve for related severance costs and $0.3 million for other restructuring related costs. At December 31, 2002, the restructuring accrual of $0.7 million consisted of $0.2 million of severance costs payable to terminated employees and $0.5 million of costs associated with vacated facilities.

Acquisition of Analog Integration Partners LLC

      On April 16, 2002, we acquired Analog Integration Partners LLC (AIP), a privately held company that designs and develops high-performance analog signal processing and data conversion circuits, for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three consecutive days ended April 16, 2002), $5.0 million in cash, and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The $2.7 million of the purchase price allocated to current technology and $0.1 million allocated to customer contracts for professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. The $10.8 million of the purchase price allocated to goodwill is not expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

      The $1.8 million of the purchase price allocated to in-process research and development expense in the second quarter of 2002 relates to AIP’s current engineering effort that is focused on developing the analog front-end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process. Management determined the value of the in-process research and development based upon various factors, including an independent appraisal. The appraisal used a discounted cash flow method and several factors including projected financial results, relative risk of successful development, time value of money and level of completion. Projected financial results were based on a number of estimates including market growth rates, the company’s competitive position, the product roadmap, the company’s cost structure, development timelines, resource requirements and the long-term effective tax rate. The risk-adjusted discount rate used for projected cash flows was 50%. As of the acquisition date, the project was estimated to be approximately 5% complete and the estimated cost to complete the project was approximately $3 million. Revenues related to products developed under this project are planned to begin toward the end of 2003. Uncertainties and risks associated with completing development in a reasonable period of time include the remaining effort to achieve technological feasibility, rapidly changing customer markets and competition. Failure to bring these products to market in a timely manner could adversely impact our sales and profitability in the future and potentially impair the $10.8 million assigned to goodwill.

Other Income and Expense

      Interest expense increased in 2002 compared to 2001 due to interest expense and amortization resulting from our November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants. Interest expense decreased in 2001 compared to 2000 due to the sale of the Milpitas wafer fabrication assets and payoff of related equipment lease debt in November 2000, partially offset by increased interest expense and amortization due to our November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants.

      Interest income decreased in 2002 compared to 2001 primarily as a result of lower interest rates, partially offset by an increase in the average balance invested. The average cash and investments balance was higher in 2002 than in 2001 primarily due to funds generated from the November 2001 issuance of convertible subordinated notes and warrants, partially offset by funds used in 2002 operating activities and for the second quarter 2002 acquisition of AIP. Interest income decreased in 2001 compared to 2000 primarily as a result of lower interest rates. Interest income is expected to decrease in 2003 compared to 2002 due to the lower average cash and investments balance and, to a lesser extent, lower interest rates.

      Other expense for the year ended December 31, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company. Other income for the year ended December 31, 2002 includes $700,000 from a favorable sales tax audit, a $400,000 benefit associated with the sale of our wafer fabrication facility in 2000 and $194,000 from the early termination of a wafer foundry agreement with Standard MEMS.

Taxes

      No taxes were provided in 2002 due to the net loss. The provision for income taxes for 2001 and 2000 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $58.4 million at the end of 2002 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

Liquidity and Capital Resources

      At December 31, 2002, we had $37.3 million in cash, cash equivalents and short-term investments. Corresponding balances at the end of 2001 and 2000 were $56.4 million and $29.1 million, respectively.

      In 2002 we used $12.6 million of cash in operating activities (including $1.4 million associated with restructuring activities). Cash used in investing activities was $11.7 million in 2002, consisting of net investments in cash-based, available-for-sale securities of $5.7 million, the $5.0 cash portion of the consideration paid to acquire AIP and $0.9 million of equipment purchases. We generated $0.6 million of net cash from financing activities in 2002, consisting of $1.3 million of cash generated from the issuance of common stock under employee stock plans, partially offset by $0.7 million of cash used to repay long-term capital lease obligations.

      In 2001 we used $4.0 million of cash in operating activities (including $3.8 million associated with restructuring activities). Cash used in investing activities was $2.8 million in 2001, consisting of $2.5 million invested in Standard MEMS, and $0.3 million for equipment purchases ($1.3 million of equipment purchases, net of $1.0 million of equipment financing). We generated $34.0 million of net cash from financing activities in 2001, principally due to our November 2001 issuance of $35.0 million of 5.5% convertible notes and warrants due November 2006, with semiannual interest payments on May 19 and November 19 of each year. The notes are convertible, at the option of the holder, into our common stock at any time unless previously redeemed or repurchased, at a conversion price of $11.22 per share, subject to adjustment in certain events. The net proceeds of the offering after payment of the underwriting discount and expenses of the offering of $2.8 million were $32.2 million. We also generated $2.6 million of cash from the issuance of stock under employee stock plans and used $0.9 million to repay long-term capital lease obligations in 2001.

      In 2000 we generated $11.4 million of cash from operating activities, $12.8 million of proceeds from the sale of the wafer fabrication assets and inventory to Standard MEMS and $2.3 million from the issuance of stock under employee stock plans. We used $13.7 million of cash to repay long-term obligations and $6.0 million for equipment purchases in 2000.

      During 2003, we expect to use cash in operating activities (including interest payments on the convertible note and costs associated with restructuring activities), to repay long-term obligations and purchase equipment. Capital expenditures for 2003 are currently planned at approximately $3.6 million and are primarily related to test and product design equipment. At December 31, 2002, we had entered into commitments for equipment purchases aggregating less than $0.5 million. At December 31, 2002, our principal source of liquidity was $37.3 million of cash, cash equivalents and short-term investments. Management believes that our existing sources of liquidity will be adequate to support our activities for the next twelve months.

      Below is a summary of fixed payments related to certain contractual obligations. Payment timing may be subject to change.

	Payments Due by Period

	Total	2003	2004 - 2005	2006 - 2007	After 2007

	(In millions)
Convertible subordinated notes — including interest	$42.7	$1.9	$3.9	$36.9
Operating leases	9.0	1.3	2.0	2.2	$3.5
Capital leases	1.0	0.5	0.5
Purchase commitments(1)	4.5	4.5

Total	$57.2	$8.2	$6.4	$39.1	$3.5

(1)	Represents open purchase orders at December 31, 2002 for which goods and services have not been received, of which less than $0.5 million relates to capital commitments.

Critical Accounting Policies

      The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein. We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our financial statements. Actual results could differ from our estimates. The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding in their calls on judgment. We believe our most critical accounting policies relate to:

Revenue Recognition

Our customers include original equipment manufacturers, distributors and contract manufacturers. We recognize revenue from sales when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales are reduced for estimated returns and adjustments. We base these estimates on historical data and other known factors. Actual results could be different from our estimates resulting in future charges or credits to earnings.

Certain of our sales to distributors are contractually subject to rights of return and price concessions on unsold merchandise. Because of frequent sales price reductions on standard products, the distributors’ return rights and rapid technological obsolescence in the industry, we defer recognition of such sales until the distributors sell the merchandise. From time to time we terminate distributors, contractually eliminate their rights of return and price concessions or obsolete parts in the distribution channel. In such cases, we recognize revenue after the distributors’ return rights lapse and the price is fixed.

Amounts billed to the distributors, net of estimated price concessions, are included as accounts receivable and the related gross profit is deferred and reflected as a current liability until the revenue is recognized. The amount of gross profit recognized by us in future periods could differ from the deferred income on shipments to distributors due to the distributors’ contractual rights of return and price concessions on unsold merchandise.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable at December 31, 2002 and 2001 are presented net of an allowance for doubtful accounts of $0.5 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Valuation

Inventories are stated at the lower of cost or market. Each quarter we evaluate our inventories for excess quantities and obsolescence. Inventories on hand in excess of forecasted demand are not valued and we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. Product and technology transitions announced by us or our competitors, changes in the purchasing patterns of our customers and distribution partners, or adverse global economic conditions may materially affect estimates of our inventory reserve requirements resulting in additional inventory write downs. During 2001, we recorded an $8.2 million charge to cost of sales to write down inventories to their net realizable value in connection with our plan to exit from offering stand alone low-density serial EEPROM memory products.

Long-Lived Assets

Long-lived assets are principally comprised of investments, fixed assets and goodwill and purchased intangible assets from acquisitions accounted for under the purchase method. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price paid to the fair value of the net tangible and intangible assets acquired, including in-process research and development. The amounts and useful lives assigned to intangible assets impact future amortization. The amount assigned to in-process research and development is expensed immediately. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors impacting the impairment review include significant negative industry trends, significant underutilization of the assets, significant changes in how we use the assets or our plans for their use, underperformance relative to historical or projected future operating results, changes in market demand and competition and significant changes in company strategy. If our review determines the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value, we will reduce the carrying values of these assets down to our estimate of fair market value and continue depreciating them over their remaining useful lives. Our estimates of fair market value are generally based on discounted cash flow analyses or outside appraisals.

Restructuring

In connection with restructuring plans, we are required to make estimates about the effects of matters, or future events, that are inherently uncertain. Among other items, we estimate the salvage value of assets impaired, which requires judgments concerning such factors as fluctuating equipment markets and timing and method of disposal and the cost and timing of closing leased facilities, which requires judgments concerning such factors as fluctuating real estate markets and timing of disposal. In 2000, we recorded a net restructuring credit of $3.8 million consisting of $6.1 million of costs originally included in the restructuring accrual not utilized primarily due to the unanticipated sale of the fabrication facility, partially offset by $2.3 million related principally to additional workforce reductions to streamline operations and further implement our outsourced manufacturing strategy. In 2001, we recorded a $3.2 million restructuring charge associated with the move to fully outsourced test and assembly operations and the exit from offering stand alone low-density serial EEPROM memory products. In 2002, we recorded $1.9 million of restructuring and facilities charges associated with workforce reductions and the relocation of our corporate headquarters.

Income Taxes

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Our net deferred tax assets of $58.4 million at December 31, 2002 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets will be recorded as a credit to income in the period the determination is made.

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

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. This standard would require any gain or loss from the early extinguishment of debt to be included in the “Other income and (expense), net” line of our consolidated statement of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We plan to adopt SFAS 146 for our fiscal year beginning January 1, 2003. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

      This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the belief that 2003 will be a challenging year as the overall weak economic and industry conditions experienced in 2002 continue in 2003; the expectation that there will be little contribution to revenue from the sales of serial EEPROM products in 2003; our plan to grow our revenue in high performance mixed-signal products in 2003 compared to 2002; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the plan to continue to invest in research and development in 2003, although at a lower absolute dollar level than in 2002 as we continue to monitor product development expenses and pare back ancillary engineering projects; the plan to begin generating revenues from products developed using the in-process research and development acquired from AIP toward the end of 2003; the expectation that interest income will decrease in 2003 compared to 2002 due to lower average cash and investment balances and, to a lesser extent, lower interest rates; the expectation to use cash in 2003; the projection that 2003 capital expenditures will approximate $3.6 million; and the expectation that our existing sources of liquidity will be adequate to support operations for the next twelve months.

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

      You should not use our past financial performance to predict future operating results. We have incurred net losses in three of the last four years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control: the cyclical nature of both the semiconductor industry and the markets addressed by our products, including the current severe business down cycle; competitive pricing pressures and related changes in selling prices; new product announcements and introductions of competing products by us or our competitors; market acceptance and subsequent design-in of new products; the near and long-term impact of terrorist attacks and incidents and any military response to those attacks, or a war with Iraq or other countries perceived as a threat by the United States government; unpredictability of changes in demand for, or in the mix of, our products; the timing of significant orders including the fact that the sales level in any specific quarter depends significantly on orders received during that quarter; the gain or loss of significant customers; the availability, timely deliverability and cost of products manufactured on our behalf by third-party suppliers; product obsolescence; lower of cost or market inventory adjustments; changes in the channels through which our products are distributed; exchange rate fluctuations; general economic, political and environmental-related conditions, such as natural disasters; difficulties in forecasting, planning and managing of inventory levels; and unanticipated research and development expenses associated with new product introductions.

The exit from a portion of our memory business has changed our business model and caused a reduction in our revenues.

      In the first quarter of 2001, we announced our plan to exit from offering stand-alone low-density serial EEPROM memory products. We were unable to secure a buyer for the business, particularly in light of the current weak economic conditions, and substantially completed our exit from that business in 2002.

      The transition out of the serial EEPROM memory business has reduced our revenues and we have become a smaller company with limited resources and a reduced workforce. We may not be able to effectively use our limited resources to increase new product development and build our mixed-signal product business. This could cause a further decline in our revenues.

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

      We compete with major semiconductor companies such as Analog Devices, Atmel Corporation, Linear Technology Corporation and Maxim Integrated Products, that have substantially greater financial, technical, marketing, distribution, and other resources than we do and have their own facilities for the production of semiconductor components. In addition, our foundry partners have the right to develop and fabricate products based on our process technology.

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

If we or any of our foundries or third-party subcontractors is accused of infringing the intellectual property rights of other parties, we may become subject to time-consuming and costly litigation. If we lose or settle claims, we could suffer a significant negative impact on our business and be forced to pay royalties and damages.

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

      Sales outside of North America, based upon the location to which the product was shipped, accounted for approximately 64% of total net sales in 2002. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; adverse economic impact of terrorist attacks and incidents and any military response to those attacks, or a war with Iraq or other countries perceived as a threat by the United States government and burdens of complying with a wide variety of foreign laws.

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

Changes in stock option accounting rules may adversely impact our operating results prepared in accordance with generally accepted accounting principles.

      Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, allows companies the choice of either using a fair value method of accounting for options which would result in expense recognition for all options granted, or use an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

      On March 12, 2003, the Financial Accounting Standards Board (FASB) announced its plans to re-deliberate the appropriate accounting for employee stock options with a goal to have one standard applicable to all companies. The FASB announced its goal to have the new standard become effective sometime in 2004. If the FASB were to require expensing of employee stock options by all companies, our results of operations prepared in accordance with generally accepted accounting principles would be adversely impacted.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Consolidated Financial Statements and Supplementary Data

XICOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,648	$56,367
Short-term investments	4,648	—
Accounts receivable, net	4,606	3,501
Inventories	4,939	9,404
Prepaid expenses and other current assets	539	192

Total current assets	47,380	69,464
Long-term investments	1,085	—
Property, plant and equipment, at cost less accumulated depreciation	3,041	5,223
Goodwill	10,762	—
Purchased intangible assets, net	2,062	—
Other assets	2,766	5,764

Total assets	$67,096	$80,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,215	$9,646
Accrued expenses	6,136	7,867
Deferred income on shipments to distributors	5,762	10,465
Deferred gain on sale of fab assets	—	2,082
Current portion of long-term obligations	432	841

Total current liabilities	18,545	30,901
Convertible subordinated notes	32,506	31,896
Long-term obligations	470	738

Total liabilities	51,521	63,535

Commitments and contingencies (Notes 6 and 12)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 200,000 shares authorized; 23,737 and 22,339 shares issued and outstanding	149,216	137,775
Accumulated deficit	(133,641)	(120,859)

Total shareholders’ equity	15,575	16,916

Total liabilities and shareholders’ equity	$67,096	$80,451

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Net sales	$38,534	$70,073	$122,849
Cost of sales	19,076	45,100	71,672

Gross profit	19,458	24,973	51,177

Operating expenses:
Research and development	13,056	13,613	15,880
Selling, general and administrative	11,033	18,235	26,122
Restructuring and facilities charge (credit)	1,936	3,205	(3,841)
Amortization of purchased intangible assets	739	—	—
In-process research and development	1,800	—	—

	28,564	35,053	38,161

Income (loss) from operations	(9,106)	(10,080)	13,016
Interest expense	(3,259)	(524)	(817)
Interest income	789	1,237	1,458
Other income and (expense), net	(1,206)	—	—

Income (loss) before income taxes	(12,782)	(9,367)	13,657
Provision for income taxes	—	102	491

Net income (loss)	$(12,782)	$(9,469)	$13,166

Net income (loss) per share:
Basic	$(0.55)	$(0.43)	$0.62

Diluted	$(0.55)	$(0.43)	$0.57

Shares used in per share calculation:
Basic	23,265	21,803	21,189

Diluted	23,265	21,803	23,286

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

	(In thousands)
Balance at December 31, 1999	20,595	$129,005	$(124,556)	$4,449
Issuance of shares under employee stock plans and other	871	2,600	—	2,600
Net income	—	—	13,166	13,166

Balance at December 31, 2000	21,466	131,605	(111,390)	20,215
Issuance of shares under employee stock plans	873	2,648	—	2,648
Issuance of warrants	—	3,522	—	3,522
Net loss	—	—	(9,469)	(9,469)

Balance at December 31, 2001	22,339	137,775	(120,859)	16,916
Issuance of shares under employee stock plans	385	1,259	—	1,259
Issuance of shares for acquisition of AIP	1,013	10,182	—	10,182
Net loss	—	—	(12,782)	(12,782)

Balance at December 31, 2002	23,737	$149,216	$(133,641)	$15,575

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,782)	$(9,469)	$13,166
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	2,645	3,925	4,031
Amortization of fab gain	(2,082)	(2,518)	(436)
Amortization of debt issuance costs and warrants	1,216	140	—
Amortization of purchased intangible	739	—	—
Write off of purchased in-process research and development	1,800	—	—
Loss on impairment of investment	2,500	—	—
Non-cash restructuring charge	473	1,249	—
Changes in assets and liabilities:
Accounts receivable	(968)	7,311	(2,304)
Inventories	4,465	4,976	(3,709)
Prepaid expenses and other current assets	(347)	447	(259)
Other assets	(109)	19	76
Accounts payable and accrued expenses	(5,479)	(6,256)	(558)
Deferred income on shipments to distributors	(4,703)	(3,793)	1,430

Net cash provided by (used in) operating activities	(12,632)	(3,969)	11,437

Cash flows from investing activities:
Purchase of investments	(6,733)	—	—
Sales or maturities of investments	1,000	—	—
Investments in plant and equipment, net	(936)	(262)	(6,020)
Investment in Standard MEMS	—	(2,500)	—
Acquisition of Analog Integration Partners LLC	(5,000)	—	—
Proceeds from the sale of the fab	—	—	12,825

Net cash provided by (used in) investing activities	(11,669)	(2,762)	6,805

Cash flows from financing activities:
Repayments of long-term obligations	(677)	(871)	(13,675)
Proceeds from sale of common stock, net of issuance costs, to employees and others	1,259	2,648	2,321
Proceeds from issuance of convertible subordinated notes and warrants	—	32,200	—

Net cash provided by (used in) financing activities	582	33,977	(11,354)

Increase (decrease) in cash and cash equivalents	(23,719)	27,246	6,888
Cash and cash equivalents at beginning of year	56,367	29,121	22,233

Cash and cash equivalents at end of year	$32,648	$56,367	$29,121

Supplemental information:
Cash paid (refunded) during the year for:
Interest expense	$2,050	$178	$810
Income taxes	3	(15)	305
Equipment acquired pursuant to long-term obligations	—	969	—
Common stock issued for acquisition	10,182	—	—

See accompanying notes to consolidated financial statements.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Its Significant Accounting Policies

      Xicor, Inc. (Xicor) is a fabless semiconductor company that designs, markets and sells programmable mixed-signal and nonvolatile memory semiconductor devices.

      We operate in one reportable segment based on our internal organization. Our sales are derived from two product groups, mixed-signal products and memory products. Mixed-signal product sales represent our core market. Memory product sales comprise our legacy businesses of serial EEPROMs, which we substantially exited in 2002, and parallel EEPROMs, which business we are retaining. Annual sales by product group were:

	Year Ended
	December 31,

	2002	2001	2000

	(In millions)
Mixed-signal product sales	$25	$35	$43
Parallel EEPROM product sales	10	19	29
Serial EEPROM product sales	4	16	51

Total sales	$39	$70	$123

      Sales by geographic region, based on the location to which the product was shipped, were as follows:

	Year Ended
	December 31,

	2002	2001	2000

	(In millions)
North America	$14	$32	$64
Asia Pacific	14	14	31
Europe	11	24	28

Total sales	$39	$70	$123

      One distributor accounted for 28% of total net sales in 2002, 23% in 2001 and 19% in 2000. Another distributor accounted for 15% of total net sales in 2002.

      We have adopted generally accepted accounting principles that are customary in the industry in which we operate. Following are our significant accounting policies:

     Fiscal Year

      Our fiscal year ends on the Sunday nearest December 31. For purposes of financial statement presentation, each fiscal year is deemed to have ended on December 31. Fiscal years 2002, 2001, and 2000 each consisted of 52 weeks.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Basis of Presentation

      The consolidated financial statements include the accounts of Xicor and our wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

     Investments

      All investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of stockholders’ equity. Unrealized gains and losses net of related tax were not material at December 31, 2002 or 2001.

     Concentrations of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. Our investment policy requires cash, cash equivalents and investments to be placed with high-credit quality institutions and specifies concentration limits according to investment type and issuer.

      Our accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States, Europe and Asia. At December 31, 2002 and 2001 we had an allowance for doubtful accounts of $0.5 million. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses. Bad debt expense in each of the years ended December 31, 2002, 2001 and 2000 was less than $0.1 million.

     Concentration of Other Risks

      The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing process technologies and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. As a result, we may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. We believe that our existing sources of liquidity, including our cash, cash equivalents and investments, will be adequate to support our operating and capital investment activities for the next twelve months.

     Fair Value of Financial Instruments

      We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Goodwill and Other Intangibles

      Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles include developed technology and customer contracts for professional services acquired in business combinations. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we do not amortize goodwill, but instead evaluate it periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired. Identifiable intangible assets are amortized using the straight-line method over their useful lives.

     Long-lived Assets

      We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review the recoverability of our long-lived assets, such as fixed assets, goodwill, intangible assets and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

     Revenue Recognition

      Our customers include original equipment manufacturers, distributors and contract manufacturers. We recognize revenue from sales when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales are reduced for estimated returns and adjustments. Certain of our sales to distributors are contractually subject to rights of return and price concessions on unsold merchandise. Because of frequent sales price reductions on standard products, the distributors’ return rights and rapid technological obsolescence in the semiconductor industry, we defer recognition of such sales until the distributors sell the merchandise. From time to time we terminate distributors, contractually eliminate their rights of return and price concessions or obsolete parts in the distribution channel. In such cases, we recognize revenue after the distributors’ return rights lapse and the price is fixed. Amounts billed to the distributors, net of estimated price concessions, are included as accounts receivable and the related gross profit is deferred and reflected as a current liability until the revenue is recognized.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Product Warranties

      In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year. We accrue for warranty costs based on historical trends in product failure rates and the expected costs to provide warranty replacements. The following table summarizes the activity related to the product warranty liability during the year ended December 31, 2002 (in thousands).

Amount

Balance at December 31, 2001	$250
Accrual for Warranties issued during the year	158
Warranty replacements	(158)

Balance at December 31, 2002	$250

     Net Income (Loss) Per Share and Comprehensive Net Income (Loss)

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. The same net income (loss) amounts were used for Basic Earnings Per Share (EPS) and Diluted EPS for each of the three years in the period ended December 31, 2002.

      Potential common shares consisting of 2,097,000 stock options were the only reconciling items between the number of shares used to calculate Basic EPS and Diluted EPS for the year ended December 31, 2000. For the years ended December 31, 2002 and 2001, the number of shares used in the calculations of both EPS amounts were the same since stock options aggregating 6,831,000 at a weighted average price of $4.85 per share and 4,984,000 at a weighted average price of $5.06 per share, respectively, were excluded as they were antidilutive.

      The net income (loss) for the periods reported also represented the comprehensive net income (loss) for such periods.

     Accounting for Stock Options

      In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we apply Accounting Principles Board Opinion No. 25 as interpreted in Financial Accounting Standards Board Interpretation No. 44 for purposes of accounting for employee stock options. Because the exercise prices of our employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense at time of grant is recognized in the financial statements. We provide additional pro forma disclosures as required under SFAS 123 in Note 8. The following table

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the effect on net income and earnings per share if we applied the fair value provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net income (loss), as reported	$(12,782)	$(9,469)	$13,166
Total pro forma stock-based employee compensation expense	(4,410)	(3,741)	(3,528)

Pro forma net income (loss)	$(17,192)	$(13,210)	$9,638

Net income (loss) per share:
Basic — as reported	$(0.55)	$(0.43)	$0.62

Basic — pro forma	$(0.74)	$(0.61)	$0.45

Diluted — as reported	$(0.55)	$(0.43)	$0.57

Diluted — pro forma	$(0.74)	$(0.61)	$0.41

     New Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 25, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. This standard would require any gain or loss from the early extinguishment of debt to be included in the “Other income and (expense), net” line of our consolidated statement of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We plan to adopt SFAS 146 for our fiscal year beginning January 1, 2003. The effect on adoption of SFAS No. 146 will change on a

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

      In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. We believe that the adoption of this standard will have no material impact on our financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

Note 2 — Restructuring

      In December 1999, our Board of Directors approved a plan to reduce manufacturing costs by closing our Milpitas in-house wafer fabrication facility in favor of outsourcing all of our wafer production to third party foundries. We began pursuing the sale of the Milpitas manufacturing operations but believed at that time the most likely outcome would be a piecemeal sale of the equipment. At the beginning of 2000, the restructuring liability balance related to the closure of the fabrication facility was approximately $8.3 million.

      In the fourth quarter of 2000, we sold the wafer fabrication assets and inventory to Standard MEMS, Inc. (“Standard MEMS”) for a gross purchase price of $12.8 million. As a result of the sale of the fab, we incurred restructuring charges at levels significantly below the amount previously estimated and accrued.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2000 we utilized $1.9 million of restructuring reserves, which included reductions in workforce of approximately 200 employees, primarily in manufacturing and related support groups. The net restructuring credit of $3.8 million recorded in 2000 consists of a reversal of $6.1 million of costs originally included in the restructuring accrual not utilized due primarily to the sale of the fab to Standard MEMS, partially offset by $2.3 million principally related to additional workforce reductions that we committed to in the fourth quarter of 2000 to streamline operations and further implement our outsourced manufacturing strategy.

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

      In 2002, due to the ongoing weak industry conditions, we implemented two additional reductions in force that affected employees in all areas of the company. In the second quarter of 2002 we reduced our workforce by 33 employees, which resulted in a $0.8 million restructuring charge for severance-related costs. In the fourth quarter of 2002, we notified 16 employees that their employment would cease on various dates in the fourth quarter of 2002 and first quarter of 2003, which resulted in a $0.2 million restructuring charge for severance-related costs.

      In the fourth quarter of 2002 we entered into a lease agreement for a facility to be used as our corporate headquarters. We vacated our prior headquarters facility in the fourth quarter of 2002, and a third party assumed the related lease in the first quarter of 2003. We also vacated our leased Bay Area sales office facility and the leased facility that we assumed as part of the AIP acquisition in the fourth quarter of 2002 and relocated the employees to our corporate headquarters. The abandonment of these facilities resulted in a fourth quarter 2002 facilities related restructuring charge of $0.9 million consisting of $0.5 million for the non-cash abandonment of leasehold improvements, equipment and furniture and $0.4 million of exit costs consisting primarily of future rent payable for periods subsequent to abandonment of the facilities.

      During 2002, we reduced our workforce by approximately 50 employees and utilized $1.1 million of the restructuring reserve for related severance costs and $0.3 million for other restructuring related costs. At December 31, 2002, the restructuring accrual of $0.7 million consisted of $0.2 million of severance costs payable to terminated employees and $0.5 million of costs associated with vacated facilities. We expect to complete these restructuring activities in 2003.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the restructuring reserve activity for the three years ended December 31, 2002 (in thousands):

	Employee
	Severance	Equipment	Fab		Total	Non-Cash	Net
	and	Lease	Closure	Facilities	Restructuring	Restructuring	Restructuring
	Other	Costs	Costs	Charge	Liability	Charge	Expense

Balance at December 31, 1999	$2,365	$1,484	$3,555	$878	$8,282
(Utilized)	(727)	(1,107)	(24)	(46)	(1,904)
(Credit)/Expense	899	(377)	(3,531)	(832)	(3,841)	$—	$(3,841)

Balance at December 31, 2000	2,537	—	—	—	2,537
(Utilized)	(3,802)	—	—	—	(3,802)
(Credit)/Expense	1,956	—	—	—	1,956	1,249	3,205

Balance at December 31, 2001	691	—	—	—	691
(Utilized)	(1,419)	—	—	(17)	(1,436)
(Credit)/Expense	1,009	—	—	454	1,463	473	1,936

Balance at December 31, 2002	$281	$—	$—	$437	$718

Note 3 — Deferred Gain on Sale of Fab Assets

      In November 2000, we completed the sale of the wafer fabrication assets and inventory located in Milpitas, California to Standard MEMS for a gross purchase price of $12.8 million. Under a related agreement, Standard MEMS became an additional foundry for us and committed to supply and we committed to purchase certain minimum quantities of wafers at fixed prices. We deferred the $5.0 million net gain related to the sale of the fab and established the amortization period of the gain at two years, which was the minimum term of the foundry agreement. Cost of sales for 2002, 2001 and 2000 included a $1.9 million, $2.5 million and $0.4 million credit, respectively, related to the amortization of the deferred gain on the sale of the fab assets. The benefit from the amortization of the deferred gain ended in the third quarter of 2002 due to the early termination of the foundry agreement, and the remaining unamortized balance of $0.2 million was included in other income in the third quarter of 2002.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Balance Sheet Components

	December 31,

	2002	2001

	(In thousands)
Available-For-Sale Securities:
U.S. corporate notes and bonds	$5,482	$—
Short-term floating rate notes	6,004	—
U.S. government agency securities	251	—

Total Available-For-Sale Securities	$11,737	$—

Held-to-Maturity Securities:
U.S. Government Agency securities	$—	$34,591

Total Held-to-Maturity Securities	—	$34,591

Less amount included in cash equivalents	$6,004	$34,591
Less amount included in short-term investments (due in 1 year or less)	4,648	—

Amount included in long-term investments (all due in 1-2 years)	$1,085	$—

      Unrealized gains and losses net of related tax for investment securities were not material at December 31, 2002 and December 31, 2001. Proceeds from sales of investment securities available-for-sale during the year ended December 31, 2002 were $1.0 million. No gains or losses were realized on the sales. No investment securities were sold during the year ended December 31, 2001.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2002	2001

	(In thousands)
Inventories:
Raw materials and supplies	$49	$212
Work in process	3,370	7,252
Finished goods	1,520	1,940

	$4,939	$9,404

Property, plant and equipment:
Leasehold improvements	$49	$2,725
Equipment	25,319	37,118
Furniture and fixtures	92	345
Construction in progress	—	39

	25,460	40,227
Accumulated depreciation	(22,419)	(35,004)

	$3,041	$5,223

Accrued expenses:
Accrued wages and employee benefits	$1,136	$1,412
Accrued restructuring liabilities	718	691
Other accrued expenses	4,282	5,764

	$6,136	$7,867

Accounts Receivable:

      Accounts receivable at December 31, 2002 and 2001 are presented net of an allowance for doubtful accounts of $0.5 million.

Note 5 —	Acquisition of Analog Integration Partners LLC

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

      The acquisition was accounted for using the purchase method of accounting per Statement of Financial Accounting Standards (SFAS) No. 141. Accordingly, the estimated fair value of the assets acquired and liabilities assumed were included in our consolidated balance sheet as of April 16, 2002, the effective date of the purchase. The results of operations are included in our consolidated results of operations since the effective date of the purchase. We acquired AIP for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three days ended April 16, 2002), $5.0 million in cash, and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The total purchase price was allocated by management to the estimated fair

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of assets acquired and liabilities assumed as follows based upon various factors, including an independent appraisal (in thousands):

Current technology	$2,700
Net tangible assets acquired	105
Customer contracts for professional services	100
Goodwill	10,762

Net assets acquired	13,667
In-process research and development	1,800

Total consideration	$15,467

      The amounts allocated to current technology and customer contracts for professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. During 2002, $0.6 million of current technology and all of the customer contracts for professional services were amortized to expense. Amortization of purchased intangible assets is expected to be $0.9 million in each of 2003 and 2004 and $0.3 million in 2005 related to the unamortized current technology balance as of December 21, 2002. The net tangible assets acquired consist primarily of accounts receivable, partially offset by accounts payable. None of the $10.8 million in goodwill is expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

      The $1.8 million of in-process research and development expensed in the second quarter of 2002 relates to AIP’s current engineering effort that is focused on developing the analog front end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process. Management determined the value of the in-process research and development based upon various factors, including an independent appraisal. The appraisal used a discounted cash flow method and factors including projected financial results, relative risk of successful development, time value of money and level of completion. Projected financial results were based on a number of estimates including market growth rates, the company’s competitive position, the product roadmap, the company’s cost structure, development timelines, resource requirements and the long-term effective tax rate. The risk-adjusted discount rate used for projected cash flows was 50%. Revenues related to products developed under this project are planned to begin toward the end of 2003.

Note 6 — Commitments

      We lease our facilities and certain equipment under non-cancelable lease agreements that expire at various dates through 2010. These leases require us to pay taxes, insurance, maintenance and other expenses with respect to the facilities and equipment.

      Leases that meet certain specific criteria are considered capital leases and, accordingly, are accounted for as the acquisition of an asset and the incurrence of a liability. Assets recorded under capital leases were as follows:

	December 31,

	2002	2001

	(In thousands)
Equipment	$2,356	$2,821
Less: accumulated depreciation	(1,742)	(1,670)

	$614	$1,151

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the fourth quarter of 2002 we entered into a lease agreement for a facility to be used as our corporate headquarters. The lease is for eight years and provides for lower annual lease payments than our prior lease. We vacated our prior headquarters facility in the fourth quarter of 2002, and the related lease was assumed in full by a third party in the first quarter of 2003. Excluding the minimum future payments that were assumed by a third party, our minimum future lease payments under non-cancelable leases as of December 31, 2002 were:

	Capital	Operating
	Leases	Leases

	(In thousands)
Years:
2003	$490	$1,343 (1)
2004	269	987
2005	242	1,016
2006	—	1,052
2007	—	1,088
2008-2010	—	3,499

Total minimum lease payments	1,001	$8,985

Less amount representing interest	99

Present value of minimum lease payments	902
Less current portion	432

Long-term lease obligation	$470

(1)	Includes $380 of lease payments for vacated facilities which were accrued in restructuring liabilities at December 31, 2002.

      Total rental expense under all operating leases was as follows (including month-to-month rentals): 2002 — $1.1 million, 2001 — $1.8 million, and 2000 — $3.9 million.

      Purchase commitments for open purchase orders at December 31, 2002 for which goods and services had not been received were approximately $4.5 million.

Note 7 — Debt

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

      Interest on the Notes is payable semi-annually on May 19 and November 19 of each year. The Notes are convertible at the option of the holders at any time into approximately 3.1 million shares of our common stock at $11.22 per share, which represents a 10% premium to the closing price of our stock on November 15, 2001. We may redeem some or all of the Notes, at any time before maturity, at a redemption price, in cash, of $1,000 principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, if the closing price of our common stock exceeds $19.64 for any 15 out of 20 consecutive trading days. At any time on or after November 19, 2004, we may redeem some or all of the notes at declining

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption prices expressed as a percentage of the principal (representing approximately 100% plus one-fifth of the annual interest expense times the number of years from maturity) plus accrued and unpaid interest. The Note holders may require us to repurchase the Notes, in cash, upon a repurchase event at 105% of the principal amount of the Notes, plus accrued unpaid interest. Such repurchase events include certain changes of control.

      Using the Black-Scholes pricing model, we determined that the debt discount associated with the fair value of the warrants approximated $3.1 million. The amortization of the note discount is being reflected as a non-cash charge to interest expense over the term of the warrants. We recognized interest expense associated with amortization of the debt discount of $610,000 and $70,000 during the years ended December 31, 2002 and December 31, 2001, respectively. The note discount, net of accumulated amortization, is reflected as a reduction in the face value of the Notes. The cost of issuing the Notes totaled $3.1 million, which was recorded in other long-term assets and is being amortized to interest expense over the term of the Notes. We recognized interest expense associated with amortization of the deferred note issuance costs of $606,000 and $70,000 during the years ended December 31, 2002 and December 31, 2001, respectively.

Note 8 — Shareholders’ Equity

Option Plans

      We have three stock option plans for our employees, the 1990 Plan, the 1998 Plan and the 2002 Plan, and a Director Plan. The 2000 Director Option Plan provides for an initial grant of 25,000 options to each of our outside directors and automatic annual grants of 10,000 options thereafter. Directors may also be granted options under the 1998 Plan. The total number of shares of common stock authorized for issuance under the 1990 Employee Plan, the 1998 Employee Plan, the 2002 Employee Plan and the 2000 Director Plan are 5,000,000, 6,250,000, 1,000,000 and 500,000, respectively.

      Options granted under the 1990, 1998 and 2002 plans generally vest over four years and expire no later than ten years from date of grant. Options under the 2000 Director Plan vest over a three-year period for initial grants and after one year for subsequent grants and expire no later than ten years from date of grant. All

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding options were granted at 100% of the fair market value of the stock at the date of grant. The following table summarizes the option activity under all plans.

		Average
	Number	Option Price
	of Shares	Per Share

	(In thousands)
Outstanding at December 31, 1999	3,259	$3.02
Granted	2,951	6.76
Exercised	(742)	2.48
Canceled	(757)	6.23

Outstanding at December 31, 2000	4,711	4.93
Granted	2,226	4.65
Exercised	(756)	2.92
Canceled	(1,197)	5.14

Outstanding at December 31, 2001	4,984	5.06
Granted	3,183	4.57
Exercised	(286)	3.15
Canceled	(1,050)	5.46

Outstanding at December 31, 2002	6,831	$4.85

      In 2000, we recorded stock based compensation of $279,000 for the accelerated vesting and extended terms of certain previously granted options.

      The number of stock options available for grant was 3,332,085 at December 31, 2002, 2,966,258 at December 31, 2001, and 1,537,550 at December 31, 2000. At December 31, 2002, 10,163,480 shares of common stock were reserved for issuance upon exercise of stock options. Options outstanding at December 31, 2002 and related weighted average price and life information follows:

	Options Outstanding			Options Exercisable

Range of			Remaining
Exercise Prices	Shares	Price	Life (years)	Shares	Prices

	(In thousands)			(In thousands)
$ 0.78 - $ 0.78	110	$0.78	5.8	110	$0.78
1.44 - 2.13	173	1.56	6.2	139	1.56
2.25 - 2.98	1,605	2.66	8.3	553	2.85
3.54 - 5.06	3,130	4.38	8.9	609	4.06
5.44 - 7.56	1,125	6.71	8.1	639	6.68
8.25 - 11.69	415	8.76	8.9	120	8.97
12.50 - 12.63	240	12.50	7.3	142	12.51
17.44 - 18.38	33	17.78	7.2	17	17.78

$ 0.78 - $18.38	6,831	$4.85	8.4	2,329	$5.06

      The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average grant date fair value of options granted was $2.46, $2.57, and $3.86 for the three years in the period ended December 31, 2002. The estimated pro forma stock-based compensation cost calculated using the assumptions indicated below totaled $4,243,000 in 2002, $3,546,000 in 2001 and $3,408,000 in 2000.

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following weighted average assumptions are included in the estimated fair value grant date calculation of our stock options:

	2002	2001	2000

Expected life (years)	3.5	3.5	3.5
Interest rate	3.30%	3.97%	5.89%
Volatility	80%	80%	80%
Dividend yield	0%	0%	0%

Stock Purchase Plan

      Our Employee Stock Purchase Plan (“ESPP”), allows eligible employees to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month Offering Periods composed of four 6-month Purchase Periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of a two-year Offering Period or at the last day of each 6-month Purchase Period. Purchases are limited to the lesser of 10% of the employee’s compensation or $25,000 per year and may not exceed 1,000 shares during each 6-month Offering Period. At December 31, 2002, 380,000 shares had been reserved for issuance under the ESPP. The number of shares issued under the ESPP amounted to 99,000 shares in 2002, 117,000 shares in 2001 and 116,000 in 2000.

      The fair value of purchase rights granted under the ESPP at grant date was estimated using the Black-Scholes model. The weighted average grant date fair value of purchase rights granted under the ESPP was $3.14 in 2002, $1.68 in 2001 and $1.10 in 2000.

      The following weighted average assumptions are included in the estimated fair value grant date calculation of our ESPP:

	2002	2001	2000

Expected life (years)	0.7	1.1	1.2
Interest rate	2.45%	4.76%	4.93%
Volatility	80%	80%	80%
Dividend yield	0%	0%	0%

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net income (loss), as reported	$(12,782)	$(9,469)	$13,166
Total pro forma stock-based employee compensation expense	(4,410)	(3,741)	(3,528)

Pro forma net income (loss)	$(17,192)	$(13,210)	$9,638

Net income (loss) per share:
Basic — as reported	$(0.55)	$(0.43)	$0.62

Basic — pro forma	$(0.74)	$(0.61)	$0.45

Diluted — as reported	$(0.55)	$(0.43)	$0.57

Diluted — pro forma	$(0.74)	$(0.61)	$0.41

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

      At December 31, 2002 warrants to purchase approximately one million shares of our common stock at an exercise price of $12.24 per share were outstanding. (See Note 7.)

Preferred Stock

      We have 5,000,000 authorized shares of no par value Preferred Stock. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance. An aggregate of 75,000 shares of preferred stock have been designated as Series A Participating Preferred Stock for issuance in connection with the Company’s Stockholder Rights Plan.

Common Stock Purchase Rights

      In October 2001, the Board of Directors adopted a Stockholder Rights Plan (the Stockholder Rights Plan). Pursuant to the Stockholder Rights Plan, each share of our Common Stock (Common Stock) currently has an associated right. Under certain circumstances, each right would entitle the registered holder to purchase from us one one-thousandth share of Series A Participating Preferred Stock at a purchase price of $60 in cash, subject to adjustment.

      The rights are not exercisable and cannot be transferred separately from the Common Stock until ten business days (or such later date as may be determined by the Board of Directors) after (a) the tenth day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons (“Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares then outstanding, or (b) the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding Common Shares.

      If and when the rights become exercisable, each holder of a right shall have the right to receive, upon exercise, that number of shares of Common Stock (or in certain circumstances, cash property or other securities of Xicor) that equals the exercise price of the right divided by 50% of the current market price (as defined in the Stockholder Rights Plan) per share of Common Stock at the date of the occurrence of such event. In the event at any time after any person becomes an acquiring person, (i) we are consolidated with, or merged with and into, another entity and we are not the surviving entity of such consolidation or merger or if we are the surviving entity, but shares of our outstanding common stock are changed or exchanged for stock or securities or cash or any other property, or (ii) 50% or more of our assets or earning power is sold or transferred, each holder of a right shall thereafter have the right to receive upon exercise, that number of shares of common stock of the acquiring company that equals the exercise price of the right divided by 50% of the current market price of such common stock at the date of the occurrence of the event.

      The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in Xicor on terms not approved by the Board of Directors. The rights expire on October 19, 2011 but may be redeemed by Xicor for $.001 per right at any time prior to the fifth day (or such later date as may be determined by our Board of Directors) following a person’s acquisition of 15% or more of our Common Stock. As long as the rights are not separately transferable, each new share of Common Stock issued will have one right associated with it.

Note 9 — Employee Incentive Cash Bonus Profit Sharing Program

      We have an Employee Incentive Cash Bonus Profit Sharing Program (the “Program”). Under the Program, twice a year (two profit sharing periods) up to 15% of our consolidated operating income, excluding certain non-product sales and restructuring charges and credits, is distributed to employees. The exact

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentage to be distributed is determined by a Committee of the Board of Directors. No profit sharing bonuses were paid relating to 2002 or 2001. Profit sharing bonuses relating to 2000 totaled $0.5 million.

Note 10 — Other Income and Expense

      Other expense for the year ended December 31, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company. Other income for the year ended December 31, 2002 includes $700,000 from a favorable sales tax audit, a $400,000 benefit associated with the sale of our wafer fabrication facility in 2000 and $194,000 from the early termination of a wafer foundry agreement with Standard MEMS.

Note 11 — Income Taxes

      The income tax provision consists of the following:

	Year Ended
	December 31,

	2002	2001	2000

	(In thousands)
Federal	$—	$56	$173
State	—	10	197
Foreign	—	36	121

	$—	$102	$491

      The reconciliation between the amount computed by applying the U.S. Federal statutory rate and the reported tax expense is as follows:

	Year Ended
	December 31,

	2002	2001	2000

Federal statutory rate	(35.0)%	(35.0)%	35.0%
Operating losses with no current benefit	35.0	35.0	—
Net benefit of deferred tax assets not previously recognized	—	—	(32.2)
Foreign, alternative minimum and other taxes	—	1.1	0.8

	0.0%	1.1%	3.6%

XICOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Federal and state loss and credit carryforwards	$37,906	$32,323
Capitalized research and development	7,327	8,323
Inventory valuation	12,791	12,040
Deferred income on shipments to distributors	402	1,636
Restructuring	295	1,430
Depreciation	888	1,034
Other	1,907	2,252

	61,516	59,038
Deferred tax liabilities	(3,093)	(3,284)
Deferred tax assets valuation allowance	(58,423)	(55,754)

Net deferred taxes	$—	$—

      The deferred tax assets valuation allowance is attributed to U.S. Federal and state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required.

      At December 31, 2002, we had Federal tax net operating loss carryforwards and general business credit carryforwards of approximately $90.0 million and $2.0 million, respectively. These carryforwards expire in varying amounts through 2022. The net operating loss carryforward includes approximately $18.4 million resulting from employee exercises of non-qualified stock options, the tax benefit of which, when realized, will be accounted for as an addition to common stock rather than as a reduction of the provision for income taxes. At December 31, 2002, we also had California state tax net operating loss and credit carryforwards of approximately $10.0 million and $3.8 million, respectively. These carryforwards expire in varying amounts through 2012. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

Note 12 — Contingencies

      In the normal course of business, we receive and make inquiries with regard to possible patent infringement. Where deemed advisable, we may seek to enter into or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any one point in time; however, management currently does not believe that such licenses or settlements will materially affect our financial position or results of operations.

      In June 2002, we settled a patent infringement case we filed against Catalyst Semiconductor in 2001 in Delaware Federal District Court. As part of the overall settlement, Catalyst acknowledged the validity of our patent and agreed to certain royalty payments in exchange for a license to manufacture the disputed products.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Xicor, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 52 present fairly, in all material respects, the financial position of Xicor, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

January 23, 2003

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

      The following table sets forth unaudited financial information for each quarterly reporting period in the fiscal years ended December 31, 2002 and 2001:

	2002

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$10,047	$9,534	$9,651	$9,302
Cost of sales	5,012	4,815	4,392	4,857
Research and development	3,006	3,191	3,440	3,419
Selling, general and administrative	2,996	2,876	2,750	2,411
Restructuring and facilities charge	—	758	—	1,178
Net income (loss)	(1,148)	(7,244)	(927)	(3,463)
Net income (loss) per share:
Basic	(0.05)	(0.31)	(0.04)	(0.15)
Diluted	(0.05)	(0.31)	(0.04)	(0.15)
Shares used in per share calculations:
Basic	22,377	23,375	23,625	23,685
Diluted	22,377	23,375	23,625	23,685

	2001

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$24,035	$19,119	$15,167	$11,752
Cost of sales	21,519	10,089	7,642	5,850
Research and development	3,894	3,767	3,184	2,768
Selling, general and administrative	5,967	4,899	4,087	3,282
Restructuring charge	3,205	—	—	—
Net income (loss)	(10,233)	631	432	(299)
Net income (loss) per share:
Basic	(0.48)	0.03	0.02	(0.01)
Diluted	(0.48)	0.03	0.02	(0.01)
Shares used in per share calculations:
Basic	21,487	21,645	21,905	22,173
Diluted	21,487	23,673	24,542	22,173

Item 9.	Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

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

      Certain information concerning our directors and executive officers required by this Item is incorporated by reference to the information contained in the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

      The information concerning our executive officers required by this Item is included in Part I hereof under the caption “Executive Officers of the Registrant”.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement. Equity Compensation Plan Information is included in Part II, Item 5 of this Annual Report.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the information contained in the section captioned “Election of Directors” in our Proxy Statement.

Item 14.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a – 14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-K have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

      Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “reportable conditions,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on our ability to properly authorize transactions, safeguard our assets, or record, process, summarize or report financial data in the condensed consolidated financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the condensed consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures.

      Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as a part of this report:

           (1) Financial Statements

           (2) Financial Statement Schedules

All schedules have been omitted since the required information is not applicable, not significant or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits.

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

      (b) Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 26th day of March 2003.

XICOR, INC
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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. DANIEL MCCRANIE (J. Daniel McCranie)	Chairman of the Board	March 26, 2003

/s/ LOUIS DINARDO (Louis DiNardo)	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ JULIUS BLANK (Julius Blank)	Director	March 26, 2003

/s/ ANDREW W. ELDER (Andrew W. Elder)	Director	March 26, 2003

/s/ JOHN R. HARRINGTON (John R. Harrington)	Director	March 26, 2003

/s/ EMMANUEL HERNANDEZ (Emmanuel Hernandez)	Director	March 26, 2003

/s/ GEOFFREY WINKLER (Geoffrey Winkler)	Director	March 26, 2003

/s/ GERALDINE N. HENCH (Geraldine N. Hench)	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2003

CERTIFICATIONS

      I, Louis DiNardo, certify that:

1. I have reviewed this annual report on Form 10-K of Xicor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LOUIS DINARDO

Louis DiNardo
President and Chief Executive Officer

Date: March 26, 2003

      I, Geraldine N. Hench, certify that:

1. I have reviewed this annual report on Form 10-K of Xicor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GERALDINE N. HENCH

Geraldine N. Hench
Vice President, Finance and Administration
and Chief Financial Officer

Date: March 26, 2003

XICOR, INC.

INDEX TO EXHIBITS

Item 14(a)3.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 16, 2002, by and among Xicor, Inc., Valley Acquisition Corp., Analog Integration Partners LLC, Issie Rabinovitch as the member representative and all of the holders of membership interests of Analog Integration Partners LLC, filed as Exhibit 2.1 with Form 8-K on April 30, 2002, is hereby incorporated by reference.
2.2	Registration Rights Agreement, dated as of April 16, 2002, by and among Xicor, Inc. and Issie Rabinovitch as the member representative, filed as Exhibit 2.2 with Form 8-K on April 30, 2002, is hereby incorporated by reference.
3.1	Amended and Restated Articles of Incorporation dated June 13, 2002 filed as Exhibit 3.1 with Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.
3.2	By-laws, as amended to date, filed as Exhibit 3.2 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
3.2A	Certificate of Amendment of By-Laws effective as of January 28, 1998 filed as Exhibit 3.2A with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
3.2B	Certificate of Amendment of By-Laws effective as of June 4, 1999 filed as Exhibit 3.2B with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
3.2C	Certificate of Amendment of By-Laws effective as of May 30, 2000 filed as Exhibit 3.2C with Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Xicor, Inc. filed as Exhibit 3.3 with Form 8-A on October 19, 2001, is hereby incorporated by reference.
4.1	Form of 5.5% Convertible Subordinated Note dated November 19, 2001 filed as Exhibit 4.1 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.2	Form of Warrants to Purchase Common Stock dated November 19, 2001 filed as Exhibit 4.2 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.3	Registration Rights Agreement dated November 16, 2001, filed as Exhibit 4.3 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.5	Preferred Stock Rights Agreement, dated as of October 9, 2001, between Xicor, Inc. and the American Stock Transfer & Trust Company filed as Exhibit 4.5 with Form 8-A on October 19, 2001, is hereby incorporated by reference.
10.1	Xicor, Inc. 1990 Incentive and Non-incentive Stock Option Plan (As Amended and Restated March 16, 2001) filed as Exhibit 4.2 with Form S-8 Registration Statement Number 333-81370 on January 25, 2002, is hereby incorporated by reference.
10.2	Building lease between WB Murphy Ranch LLC and Xicor, Inc. dated October 8, 2002 filed as Exhibit 10.2 with Form 10-Q for the quarterly period ended September 29, 2002 is hereby incorporated by reference.
10.6	Form of Indemnification Agreement entered into between Xicor, Inc. and each of its Officers and Directors filed as Exhibit 10.6A with Form 10-Q for the quarterly period ended June 30, 1996, is hereby incorporated by reference.
10.7	Lingsen-Xicor Dedicated Production Agreement dated September 21, 1988 as amended on March 11, 1989, April 14, 1989 and September 8, 1989 filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
10.8	Xicor, Inc. 2002 Stock Option Plan, with form of Stock Option Agreement, filed as Exhibit 4.2 with form S-8 Registration Statement Number 333-102673 on January 23, 2003, is hereby incorporated by reference.

Exhibit
Number	Description

10.9	Xicor, Inc. 2000 Director Option Plan (as Amended and Restated March 16, 2001) with form of Stock Option Agreement filed as Exhibit 4.3 with Form S-8 Registration Statement Number 333-81370 on January 25, 2002, is hereby incorporated by reference.
10.10*	Xicor-Yamaha Semiconductor Manufacturing Foundry Agreement dated February 6, 1997 filed as Exhibit 10.10 with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
10.11	Xicor, Inc. 1998 Employee Stock Purchase Plan filed as Exhibit 10.11 with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
10.12	Xicor, Inc. 1998 Nonstatutory Stock Option Plan (as Amended and Restated March 28, 2002) with form of Stock Option Agreement filed as Exhibit 4.1 with Form S-8 Registration Statement Number 333-102673 on January 23, 2003, is hereby incorporated by reference.
10.13*	Foundry Agreement by and between Xicor, Inc. and Zentrum Mikroelektronic Dresden GmbH dated April 8, 1999 filed as Exhibit 10.13 with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.17	Security Purchase Agreement dated November 16, 2001 filed as Exhibit 10.1 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
21.	List of Subsidiaries.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers of Attorney (included on the signature pages hereof).
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

*	Confidential treatment has been granted as to certain portions of this Exhibit.