Form 10-Q
period 2003-03-30
XICOR INC
filed 2003-05-13
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to        .

Commission File Number 0-9653

XICOR, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2526781 (I.R.S.Employer Identification No.)

933 Murphy Ranch Road, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 432-8888

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

NUMBER OF SHARES OUTSTANDING AT APRIL 21, 2003
26,810,943

XICOR, INC.

FORM 10-Q

QUARTER ENDED MARCH 30, 2003

INDEX

			Page

Part I:	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at March 30, 2003 and December 31, 2002	1
		Condensed Consolidated Statements of Operations for the three months ended March 30, 2003 and March 31, 2002	2
		Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2003 and March 31, 2002	3
		Notes to Condensed Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
	Item 4.	Controls and Procedures	19
Part II:	OTHER INFORMATION
	Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES			20

i

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements.

XICOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$29,543	$32,648
Short-term investments	5,704	4,648
Accounts receivable	3,499	4,606
Inventories	4,528	4,939
Prepaid expenses and other current assets	663	539

Total current assets	43,937	47,380
Long-term investments	2,001	1,085
Property, plant and equipment, at cost less accumulated depreciation	2,772	3,041
Goodwill	10,762	10,762
Purchased intangible assets, net	1,837	2,062
Other assets	2,591	2,766

Total assets	$63,900	$67,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,388	$6,215
Accrued expenses	5,803	6,136
Deferred income on shipments to distributors	3,867	5,762
Current portion of long-term obligations	339	432

Total current liabilities	16,397	18,545
Convertible subordinated notes	32,661	32,506
Long-term obligations	412	470

Total liabilities	49,470	51,521

Shareholders’ equity:
Preferred stock; 5,000 shares authorized	—	—
Common stock; 200,000 shares authorized; 23,914 and 23,737 shares outstanding	149,479	149,216
Accumulated deficit	(135,049)	(133,641)

Total shareholders’ equity	14,430	15,575

Total liabilities and shareholders’ equity	$63,900	$67,096

See accompanying notes to condensed consolidated financial information

XICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended

	March 30,	March 31,
	2003	2002

Net sales	$9,604	$10,047
Cost of sales	4,698	5,012

Gross profit	4,906	5,035

Operating expenses:
Research and development	2,927	3,006
Selling, general and administrative	2,499	2,996
Amortization of purchased intangible assets	225	—

	5,651	6,002

Income (loss) from operations	(745)	(967)

Interest expense	(806)	(821)
Interest and other income	143	640

	(663)	(181)

Income (loss) before income taxes	(1,408)	(1,148)
Provision for income taxes	—	—

Net income (loss)	$(1,408)	$(1,148)

Net income (loss) per common share:
Basic	$(0.06)	$(0.05)

Diluted	$(0.06)	$(0.05)

Shares used in per share calculations:
Basic	23,791	22,377

Diluted	23,791	22,377

See accompanying notes to condensed consolidated financial information

XICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended

	March 30,	March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,408)	$(1,148)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	414	757
Amortization of fab gain	—	(630)
Amortization of debt issuance costs and warrants	309	303
Amortization of purchased intangibles	225	—
Changes in assets and liabilities:
Accounts receivable	1,107	(214)
Inventories	411	1,663
Prepaid expenses and other current assets	(124)	(332)
Other assets	21	(193)
Accounts payable and accrued expenses	(160)	(1,928)
Deferred income on shipments to distributors	(1,895)	(2,174)

Net cash provided by (used in) operating activities	(1,100)	(3,896)

Cash flows from investing activities:
Purchase of investments	(1,972)	—
Investments in plant and equipment, net	(145)	(211)

Net cash used in investing activities	(2,117)	(211)

Cash flows from financing activities:
Repayments of long-term obligations	(151)	(163)
Net proceeds from sale of common stock	263	334

Net cash provided by financing activities	112	171

Increase (decrease) in cash and cash equivalents	(3,105)	(3,936)
Cash and cash equivalents at beginning of year	32,648	56,367

Cash and cash equivalents at end of period	$29,543	$52,431

Supplemental information:
Cash paid (refunded) during the period for:
Interest expense	$18	$38
Income taxes	10	(24)

See accompanying notes to condensed consolidated financial information

XICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Interim financial information:

In the opinion of management, all adjustments necessary for a fair statement of the results of the interim periods presented (consisting only of normal recurring adjustments) have been included. These financial statements, notes and analyses should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Note 2 – Net income (loss) per share and comprehensive net income (loss):

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. Outstanding options to purchase 7.3 million and 5.0 shares of common stock at March 30, 2003 and March 31, 2002, respectively, were excluded from the earnings per share (EPS) computation for the three months ended March 30, 2003 and March 31, 2002 as they were anti-dilutive.

The net income (loss) for the periods reported also represented the comprehensive income (loss) for such periods.

Note 3 – Balance sheet components:

	March 30,	December 31,
	2003	2002

	(In thousands)
Inventories:
Raw materials and supplies	$45	$49
Work in process	3,067	3,370
Finished goods	1,416	1,520

	$4,528	$4,939

Property, plant and equipment:
Leasehold improvements	$49	$49
Equipment	25,238	25,319
Furniture and fixtures	92	92
Construction in progress	63	—

	25,442	25,460
Accumulated depreciation	(22,670)	(22,419)

	$2,772	$3,041

Accrued expenses:
Accrued wages and employee benefits	$967	$1,136
Accrued restructuring liabilities	147	718
Other accrued expenses	4,689	4,282

	$5,803	$6,136

Accounts receivable:

Accounts receivable at March 30, 2003 and December 31, 2002 are presented net of an allowance for doubtful accounts of $500,000.

Goodwill and intangibles:

At March 30, 2003 and December 31, 2002, goodwill resulting from the April 2002 acquisition of Analog Integration Partners LLC (AIP) amounted to $10.8 million. The goodwill is not expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events of circumstances have occurred indicating that goodwill might be impaired.

Purchased intangible assets related to the acquisition of AIP were as follows (in thousands):

	March 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Current Technology	$2,700	$(863)	$2,700	$(638)

Amortization of purchased intangible assets was $0.2 million in the first quarter of 2003. Amortization of purchased intangible assets is expected to be $0.9 million in each of 2003 and 2004 and $0.3 million in 2005.

Restructuring:

In the three months ended March 30, 2003, we utilized $0.4 million of the restructuring accrual for exit costs consisting primarily of rent after exiting the facilities we vacated in the fourth quarter of 2002 and $0.2 million of the restructuring accrual for severance costs to terminated employees. At March 30, 2003, the restructuring accrual of $0.1 million consisted primarily of severance costs payable to terminated employees. We expect to complete these restructuring activities in 2003.

The following table summarizes the restructuring reserve activity for the first quarter of 2003 (in thousands):

	Employee		Total
	Severance and	Facilities	Restructuring
	Other	Charge	Liability

Balance at December 31, 2002	$281	$437	$718
(Utilized)	(150)	(421)	(571)

Balance at March 30, 2003	$131	$16	$147

Warranties:

In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year. We accrue for warranty costs based on historical trends in product failure rates and the expected costs to provide warranty replacements. The following table summarizes the activity related to the product warranty liability during the three months ended March 30, 2003 (in thousands).

Amount

Balance at December 31, 2002	$250
Accrual for Warranties issued during the quarter	24
Warranty replacements	(26)

Balance at March 30, 2003	$248

As is customary in our industry, we indemnify our customers and selected business partners in connection with certain intellectual property infringement claims with respect to our products. Historically, we have not incurred significant costs related to such indemnities.

Note 4 – Accounting for stock options:

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we apply Accounting Principles Board Opinion No. 25 as interpreted in Financial Accounting Standards Board Interpretation No. 44 for purposes of accounting for employee stock options. Because the exercise prices of our employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense at time of grant is recognized in the financial statements. The following table summarizes the effect on net income and earnings per share if we applied the fair value provisions of SFAS 123 to stock-based employee compensation.

	Three months ended

	March 30,	March 31,
	2003	2002

Net loss as reported	$(1,408)	$(1,148)
Total pro forma stock-based employee compensation expense	(1,286)	(1,028)

Pro forma net loss	$(2,694)	$(2,176)

Net loss per share:
Basic – as reported	$(0.06)	$(0.05)

Basic – pro forma	$(0.11)	$(0.10)

Diluted – as reported	$(0.06)	$(0.05)

Diluted – pro forma	$(0.11)	$(0.10)

Note 5 – Subsequent Events

In April 2003, we repurchased all $35 million of our outstanding 5.5% convertible subordinated notes for total consideration of $27.5 million or 79 cents on each dollar of face value. The consideration consisted of $14.4 million in cash and $13.1 million of common stock (2,888,560 shares of Xicor common stock valued at the closing price on the respective repurchase dates). The repurchase is expected to result in a one-time gain of approximately $2.8 million that will be included as other income in our second quarter 2003 results. The repurchase of the notes will significantly reduce our interest expense, and to a lesser extent, our interest income commencing in the second quarter of 2003. Warrants to purchase 922,461 shares of our common stock at an exercise price of $12.24 per share, originally issued in connection with the convertible subordinated notes, remain outstanding subsequent to the completion of the note repurchase.

Note 6. - Recent Accounting Pronouncements

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 30, 2003 are not necessarily indicative of results to be expected in future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those contained in the forward-looking statements due to a variety of factors, including, but not limited to, the factors identified in the “Factors Affecting Future Results” section below. Also see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below.

RESULTS OF OPERATIONS

Sales

Sales for the first quarter of 2003 were $9.6 million. Sales for the first quarter of 2002 were $10.0 million and included a benefit of $0.4 million resulting from putting all our global distribution partners on our fiscal calendar. This change in 2002 was made in connection with the realignment of our distribution channel to better serve fulfillment and demand creation efforts.

Our sales are derived from two product groups, mixed-signal and memory. Mixed-signal sales represent our core market. Memory sales comprise our legacy businesses of serial EEPROMs, which we have substantially exited and parallel EEPROMs, which business we are retaining. Sales by product group were (in thousands):

	Three Months Ended

	March 30,	March 31,
	2003	2002

Mixed-signal product sales	$6,926	$4,802
Memory product sales	2,678	5,245

Total sales	$9,604	$10,047

Mixed-signal product sales increased 44% in the first quarter of 2003 compared to the first quarter of 2002 primarily due to higher unit sales of data conversion products used to control the LCD brightness in cellular phone handsets and higher unit sales of power management products. Contributing to a lesser extent were engineering revenues generated by the Signal Processing Group which was established in the second quarter of 2002 with the acquisition of AIP.

Mixed-signal product sales also increased sequentially from $6.6 million in the fourth quarter of 2002 to $6.9 million in the first quarter of 2003. Sequential increases in power management product sales and engineering revenues were partially offset by lower data conversion product sales to a cellular handset customer due to their delay of the product delivery schedule.

As shown in the table below, memory product sales declined 49% in the three months ended March 30, 2003 compared to the comparable prior year period (in thousands):

	Three Months Ended

	March 30,	March 31,
	2003	2002

Parallel EEPROM product sales	$2,021	$3,497
Serial EEPROM product sales	657	1,748

Total Memory product sales	$2,678	$5,245

Parallel EEPROM product sales decreased year over year principally due to lower unit shipments as the overall market for these products contracted and weak economic conditions persisted. Serial EEPROM product sales have declined, and are expected to continue to decline, as we have substantially exited from that business.

Cost of Sales and Gross Profit

The first quarter 2003 gross profit percentage was 51% compared to 50% in the first quarter of 2002. The gross profit percentage in the first quarter of 2002 benefited by $0.6 million or six percentage points from the quarterly amortization of the deferred gain on the sale of the fab assets, which subsequently ended in the third quarter of 2002. The gross profit percentage in the first quarter of 2003 benefited from lower manufacturing overhead expenses compared to the first quarter of 2002, which offset the impact of no longer receiving a benefit from the amortization of the deferred gain on the sale of the fab assets. Additionally, the gross profit percentage for the first quarter of 2003 improved compared to the first quarter of 2002 due to a product mix that consisted of increased sales of mixed-signal products and lower sales of serial EEPROM products, partially offset by a decline in the gross profit percentage of parallel sales resulting from a change in the product mix towards lower density, commodity parallel parts. The net benefit to the gross profit percentage resulting from the sale of products that had previously been written down was less than $0.1 million in the first quarter of 2003 and less than $0.2 million in the first quarter of 2002.

The gross profit percentage also improved sequentially from 48% in the fourth quarter of 2002 to 51% in the first quarter of 2003 primarily due to an increase in mixed-signal product sales and an improvement in the mixed-signal gross margin percentage due to product mix. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices.

Research and Development

Research and development expenses amounted to $2.9 million or 30% of sales in the first quarter of 2003 compared to $3.0 million or 30% of sales in the first quarter of 2002. The absolute dollar amount of research and development expenses in the first quarter of 2003 was relatively consistent with the first quarter 2002 expense level as the benefits from spending controls were largely offset by the increased personnel costs resulting from the second quarter 2002 acquisition of our Signal Processing Group, formerly Analog Integration Partners LLC (AIP).

Selling, General and Administrative

Selling, general and administrative expenses amounted to $2.5 million or 26% of sales in the first quarter of 2003 compared to $3.0 million or 30% of sales in the first quarter of 2002. The decrease in the dollar amount of selling, general and administrative expenses in the first quarter of 2003 compared to the comparable 2002 period is primarily due to reduced personnel expenses of $0.2 million related to headcount reductions and spending controls.

Restructuring

In 2002, due to the ongoing weak industry conditions, we implemented two reductions in force that affected employees in all areas of the company. In the second quarter of 2002 we reduced our workforce by 33 employees, which resulted in a $0.8 million restructuring charge for severance-related costs. In the fourth quarter of 2002, we notified 16 employees that their employment would cease which resulted in a $0.2 million restructuring charge for severance-related costs.

Additionally, in the fourth quarter of 2002 we entered into a lease agreement for a facility to be used as our corporate headquarters. We vacated our prior headquarters facility in the fourth quarter of 2002, and a third party assumed the related lease in the first quarter of 2003. In the fourth quarter of 2002, we also vacated our leased Bay Area sales office facility and the leased facility that we assumed as part of the AIP acquisition and relocated the employees to our corporate headquarters. The vacating of these facilities resulted in a fourth quarter 2002 facilities related restructuring charge of $0.9 million consisting of $0.5 million for the non-cash abandonment of leasehold improvements, equipment and furniture and $0.4 million of exit costs consisting primarily of future rent payable for periods subsequent to vacating the facilities.

In the three months ended March 30, 2003, we utilized $0.4 million of the restructuring accrual for exit costs from the aforementioned facilities and $0.2 million of the restructuring accrual for severance costs to terminated employees. At March 30, 2003, the restructuring accrual of $0.1 million consisted primarily of severance costs payable to terminated employees.

Acquisition

In the second quarter of 2002 we established our Signal Processing Group, with the acquisition of Analog Integration Partners, LLC (AIP), a privately held company that designs and develops high-performance analog signal processing and data conversion circuits. We allocated the $1.8 million of the purchase price related to AIP’s engineering effort focused on developing the analog front end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process to in-process research and development expense. Management determined the value of the in-process research and development based upon various factors, including an independent appraisal. The appraisal used a discounted cash flow method and several factors including projected financial results, relative risk of successful development, time value of money and level of completion. As of the acquisition date, the estimated cost to complete the project was approximately $3 million. The project is on schedule, and revenues related to products developed under this project are planned to begin toward the end of 2003.

Other Income and Expense

Interest expense in the first quarter of 2003 and 2002 included $788,000 and $782,000, respectively, of interest expense and amortization resulting from our November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants. In April 2003, we repurchased all of the outstanding convertible subordinated notes, which will substantially reduce our interest expense and amortization commencing in the second quarter of 2003. The interest expense and related amortization associated with the notes and warrants ceased with the repurchase of the notes, and is expected to amount to $110,000 in the second quarter of 2003.

Interest and other income of $640,000 for the quarter ended March 31, 2002, included a $400,000 benefit associated with the sale of our wafer fabrication facility in 2000 and $240,000 of interest income. First quarter 2003 interest income of $143,000 decreased compared to the first quarter of 2002 interest income of $240,000 primarily as a result of a decrease in the average balance invested and, to a lesser extent, lower interest rates. The average balance invested, and corresponding interest income, will decrease sequentially in the second quarter of 2003 compared to the first quarter of 2003 due to the repurchase of all of our outstanding convertible subordinated notes in April 2003.

Taxes

No taxes were provided in 2003 or 2002 due to the net loss. Net deferred tax assets at March 30, 2003 and December 31, 2002 were fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2003, we had $37.2 million in cash, cash equivalents and short-term and long-term investments compared to $38.4 million at the end of 2002. During the three months ended March 30, 2003, we used $1.1 million of cash in operating activities (including $0.6 million associated with restructuring activities). Cash used in investing activities was $2.1 million in the first quarter of 2003, consisting of net investments in cash-based, available for sale securities of $2.0 million and $0.1 million for equipment purchases. We generated $0.1 million of net cash from financing activities in the first quarter of 2003, consisting of $0.3 million of cash generated from the issuance of common stock under employee stock plans, partially offset by $0.2 million of cash used to repay long-term capital lease obligations.

Subsequent to the first quarter of 2003, we used $14.4 million of cash as part of the consideration paid to repurchase all of our outstanding convertible subordinated notes and $0.8 million of cash for the related accrued interest. Capital expenditures for 2003 are currently planned at approximately $3.6 million and are primarily related to test and product design equipment. At March 30, 2003, we had entered into commitments for equipment purchases aggregating less than $0.5 million. At March 30, 2003 our principal source of liquidity was cash, cash equivalents and short-term and long-term investments. Management believes that our existing sources of liquidity will be adequate to support our activities for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the expectation of a continuing decline in Serial EEPROM product sales; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the plan to begin generating revenues from products developed using the in-process research and development acquired from AIP toward the end of 2003; the expectation that interest expense and related amortization will be substantially reduced due to the repurchase of our outstanding convertible subordinated notes in April 2003; the expectation that interest income will decrease in the second quarter of 2003 compared to the first quarter of 2003 principally due to lower average balance invested; the projection that 2003 capital expenditures will approximate $3.6 million; and the expectation that existing sources of liquidity will be adequate to support operations for the next twelve months.

Forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by us and our competitors); our ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners’ timely ability to successfully manufacture products for us using our proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the successful and timely development and introduction of new products and submicron processes; and the risk factors listed from time to time in our SEC reports, including but not limited to the “Factors Affecting Future Results” section following and Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products at competitive costs, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. Furthermore, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our business, operating results and financial condition and potentially impair the $10.8 million assigned to goodwill.

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

We out-source all manufacturing operations to subcontractors located in Asia and Europe. Our reliance on third-party foundries and subcontractors to manufacture, sort, assemble and test our products and to ship our products to customers involves the following significant risks:

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

We are subject to litigation in the ordinary course of our business. If we do not prevail in any lawsuit which may occur we could be subject to significant liability for damages, our patents and other proprietary rights could be invalidated, and we could be subject to injunctions preventing us from taking certain actions. If any of the above occurs, our business and financial position could be harmed.

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

Sales outside of North America, based upon the location to which the product was shipped, accounted for approximately 62% of total net sales in the first quarter of 2003. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, allows companies the choice of either using a fair value method of accounting for options which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

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

No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 30, 2003.

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
Date: May 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:/s/Louis DiNardo

Louis DiNardo Chief Executive Officer

I, Geraldine N. Hench, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Xicor, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By:/s/Geraldine N. Hench

Geraldine N. Hench Vice President, Finance and Administration

EXHIBIT INDEX

99.1 Certification of Chief Executive Officer and Chief Financial Officer