Form 10-Q
period 2003-06-29
XICOR INC
filed 2003-08-12
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________.

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

NUMBER OF SHARES OUTSTANDING AT JULY 25, 2003
27,146,241

XICOR, INC.

FORM 10-Q

QUARTER ENDED JUNE 29, 2003

i

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements.

XICOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 29,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$11,682	$32,648
Short-term investments	9,583	4,648
Accounts receivable	4,190	4,606
Inventories	3,557	4,939
Prepaid expenses and other current assets	607	539

Total current assets	29,619	47,380
Long-term investments	—	1,085
Property, plant and equipment, at cost less accumulated depreciation	2,536	3,041
Goodwill	10,762	10,762
Purchased intangible assets, net	1,612	2,062
Other assets	202	2,766

Total assets	$44,731	$67,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,833	$6,215
Accrued expenses	5,049	6,136
Deferred income on shipments to distributors	3,510	5,762
Current portion of long-term obligations	265	432

Total current liabilities	13,657	18,545
Convertible subordinated notes	—	32,506
Long-term obligations	354	470

Total liabilities	14,011	51,521

Shareholders’ equity:
Preferred stock; 5,000 shares authorized	—	—
Common stock; 200,000 shares authorized; 27,017 and 23,737 shares outstanding, respectively	163,170	149,216
Accumulated deficit	(132,450)	(133,641)

Total shareholders’ equity	30,720	15,575

Total liabilities and shareholders’ equity	$44,731	$67,096

See accompanying notes to condensed consolidated financial information

XICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net sales	$10,069	$9,534	$19,673	$19,581
Cost of sales	4,729	4,815	9,427	9,827

Gross profit	5,340	4,719	10,246	9,754

Operating expenses:
Research and development	2,623	3,191	5,550	6,197
Selling, general and administrative	2,567	2,876	5,066	5,872
Restructuring charge	—	758	—	758
Amortization of purchased intangible assets	225	220	450	220
In-process research and development	—	1,800	—	1,800

	5,415	8,845	11,066	14,847

Income (loss) from operations	(75)	(4,126)	(820)	(5,093)

Interest expense	(126)	(817)	(932)	(1,638)
Interest income	82	199	225	439
Other income and (expense), net	2,718	(2,500)	2,718	(2,100)

	2,674	(3,118)	2,011	(3,299)

Income (loss) before income taxes	2,599	(7,244)	1,191	(8,392)
Provision for income taxes	—	—	—	—

Net income (loss)	$2,599	$(7,244)	$1,191	$(8,392)

Net income (loss) per common share:
Basic	$0.10	$(0.31)	$0.05	$(0.37)

Diluted	$0.09	$(0.31)	$0.05	$(0.37)

Shares used in per share calculations:
Basic	26,433	23,375	25,112	22,876

Diluted	28,306	23,375	26,313	22,876

See accompanying notes to condensed consolidated financial information

XICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended

	June 29,	June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,191	$(8,392)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	774	1,472
Amortization of fab gain	—	(1,259)
Amortization of debt issuance costs and warrants	353	606
Amortization of purchased intangibles	450	220
Write off of purchased in-process research and development	—	1,800
Loss on impairment of investment	—	2,500
Gain on repurchase of convertible notes	(2,718)	—
Changes in assets and liabilities:
Accounts receivable	416	551
Inventories	1,382	3,098
Prepaid expenses and other current assets	(68)	(357)
Other assets	90	(121)
Accounts payable and accrued expenses	(2,606)	(3,120)
Deferred income on shipments to distributors	(2,252)	(3,522)

Net cash (used in) operating activities	(2,988)	(6,524)

Cash flows from investing activities:
Purchase of investments	(7,500)	—
Sale or maturity of investments	3,650	—
Investments in plant and equipment, net	(269)	(281)
Acquisition of Analog Integration Partners LLC	—	(5,000)

Net cash used in investing activities	(4,119)	(5,281)

Cash flows from financing activities:
Repayments of long-term obligations	(283)	(320)
Net proceeds from sale of common stock	848	882
Repurchase of convertible notes	(14,424)	—

Net cash provided by (used in) financing activities	(13,859)	562

Increase (decrease) in cash and cash equivalents	(20,966)	(11,243)
Cash and cash equivalents at beginning of year	32,648	56,367

Cash and cash equivalents at end of period	$11,682	$45,124

Supplemental information:
Cash paid (refunded) during the period for:
Interest expense	$796	$1,039
Income taxes	16	(57)
Common stock issued for acquisition	—	10,182
Common stock issued for repurchase of notes	13,106	—

See accompanying notes to condensed consolidated financial information

XICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Interim financial information:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The condensed consolidated results of operations for the three and six months ended June 29, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements, notes and analyses should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Note 2 – Net income (loss) per share and comprehensive net income (loss):

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net Income (Loss)	$2,599	$(7,244)	$1,191	$(8,392)

Shares
Basic shares	26,433	23,375	25,112	22,876
Effect of dilutive securities	1,873	—	1,201	—

Diluted shares	28,306	23,375	26,313	22,876

Earnings (Loss) per common share
Basic EPS	$0.10	$(0.31)	$0.05	$(0.37)

Diluted EPS	$0.09	$(0.31)	$0.05	$(0.37)

At June 29, 2003 options to purchase 7.5 million shares of Xicor common stock were outstanding under our stock option plans. Anti-dilutive weighted average shares of common stock of 1,780,000 and 2,076,000 for the three and six months ended June 29, 2003, respectively, have been excluded from the effect of diluted securities because the options’ exercise prices were greater than the average price of the common stock for the periods then ended. Outstanding warrants to purchase 0.9 million shares of our common stock at $12.24 per share were also excluded from the 2003 computations as they were anti-dilutive. Outstanding options to purchase 6.2 million shares of common stock and warrants to purchase 1.0 million shares of common stock at June 30, 2002, were excluded from the earnings per share (EPS) computation for the three and six months ended June 30, 2002 as they were anti-dilutive.

The net income (loss) for the periods reported also represented the comprehensive income (loss) for such periods.

Note 3 – Balance sheet components:

	June 29,	December 31,
	2003	2002

	(In thousands)
Inventories:
Raw materials and supplies	$44	$49
Work in process	2,429	3,370
Finished goods	1,084	1,520

	$3,557	$4,939

Property, plant and equipment:
Leasehold improvements	$49	$49
Equipment	25,243	25,319
Furniture and fixtures	92	92

	25,384	25,460
Accumulated depreciation	(22,848)	(22,419)

	$2,536	$3,041

Accrued expenses:
Accrued wages and employee benefits	$933	$1,136
Accrued restructuring liabilities	62	718
Other accrued expenses	4,054	4,282

	$5,049	$6,136

Accounts receivable:

Accounts receivable at June 29, 2003 and December 31, 2002 are presented net of an allowance for doubtful accounts of $500,000.

Goodwill and intangibles:

At June 29, 2003 and December 31, 2002, goodwill resulting from the April 2002 acquisition of Analog Integration Partners LLC (AIP) amounted to $10.8 million. The goodwill is not expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

Purchased intangible assets, consisting of current technology from the acquisition of AIP, and related amortization were as follows (in thousands):

June 29, 2003			December 31, 2002

Gross			Gross
Carrying	Accumulated		Carrying	Accumulated
Amount	Amortization	Net	Amount	Amortization	Net

$2,700	$(1,088)	$1,612	$2,700	$(638)	$2,062

Amortization of purchased intangible assets was $0.5 million in the six months ended June 29, 2003. Amortization of purchased intangible assets is expected to be $0.9 million in each of 2003 and 2004 and $0.3 million in 2005.

Restructuring:

In the six months ended June 29, 2003, we utilized $0.4 million of the restructuring accrual for exit costs consisting primarily of rent after exiting the facilities we vacated in the fourth quarter of 2002 and $0.2 million of the restructuring accrual for severance costs to terminated employees. At June 29, 2003, the restructuring accrual was less than $0.1 million. We expect to complete these restructuring activities in 2003.

The following table summarizes the restructuring reserve activity for the six months ended June 29, 2003 (in thousands):

	Employee		Total
	Severance and	Facilities	Restructuring
	Other	Charge	Liability

Balance at December 31, 2002	$281	$437	$718
(Utilized)	(235)	(421)	(656)

Balance at June 29, 2003	$46	$16	$62

Warranties:

In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year. We accrue for warranty costs based on historical trends in product failure rates and the expected costs to provide warranty replacements. The following table summarizes the activity related to the product warranty liability during the six months ended June 29, 2003 (in thousands):

Amount

Balance at December 31, 2002	$250
Accrual for Warranties issued	37
Warranty replacements	(39)

Balance at June 29, 2003	$248

As is customary in our industry, we indemnify our customers and selected business partners in connection with certain intellectual property infringement claims with respect to our products. Historically, we have not incurred significant costs related to such indemnities.

Note 4 – Accounting for stock options:

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we apply Accounting Principles Board Opinion No. 25 as interpreted in Financial Accounting Standards Board Interpretation No. 44 for purposes of accounting for employee stock options. Because the exercise prices of our employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense at time of grant is recognized in the financial statements. The following table summarizes the effect on net income and earnings per share if we applied the fair value provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Net income (loss) as reported	$2,599	$(7,244)	$1,191	$(8,392)
Total pro forma stock-based employee compensation expense	(1,246)	(845)	(2,532)	(1,873)

Pro forma net income (loss)	$1,353	$(8,089)	$(1,341)	$(10,265)

Net income (loss) per share:
Basic – as reported	$0.10	$(0.31)	$0.05	$(0.37)

Basic – pro forma	$0.05	$(0.35)	$(0.05)	$(0.45)

Diluted – as reported	$0.09	$(0.31)	$0.05	$(0.37)

Diluted – pro forma	$0.05	$(0.35)	$(0.05)	$(0.45)

Note 5 – Repurchase of Convertible Subordinated Notes:

In April 2003, we repurchased all $35 million of our outstanding 5.5% convertible subordinated notes for total consideration of $27.5 million or 79 cents on each dollar of face value. The consideration consisted of $14.4 million in cash and $13.1 million of common stock (2,888,560 shares of Xicor common stock valued at the closing price on the respective repurchase dates). The repurchase resulted in a one-time gain of approximately $2.7 million that is included as other income in our second quarter 2003 results. Warrants to purchase 924,261 shares of our common stock at an exercise price of $12.24 per share, originally issued in connection with the convertible subordinated notes, remain outstanding subsequent to the completion of the note repurchase.

Note 6. – Other Income and Expense:

Other income for the three and six months ended June 29, 2003 consists of a one time gain of $2.7 million resulting from the repurchase of all $35 million of our outstanding 5.5% convertible subordinated notes. Other income for the six months ended June 30, 2002 includes a $0.4 million benefit associated with the sale of Xicor’s wafer fabrication facility.

Other expense for the three and six months ended June 30, 2002 includes a non-cash impairment charge of $2.5 million to write off an investment in a private company.

Note 7. – Recent Accounting Pronouncements:

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

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company’s future results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 29, 2003 are not necessarily indicative of results to be expected in future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those contained in the forward-looking statements due to a variety of factors, including, but not limited to, the factors identified in the “Factors Affecting Future Results” section below. Also see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below.

RESULTS OF OPERATIONS

Sales

Total sales for the three and six months ended June 29, 2003 were $10.1 million and $19.7 million, respectively. Total sales for the corresponding prior year periods were $9.5 million and $19.6 million, respectively. Sales for the six months ended June 30, 2002 included a benefit of $0.4 million resulting from putting all our global distribution partners on our fiscal calendar in connection with the realignment of our distribution channel to better serve fulfillment and demand creation efforts.

Our sales are derived from two product groups, mixed-signal and memory. Mixed-signal sales represent our core market. Memory sales comprise our legacy businesses of serial EEPROMs, which we have substantially exited and parallel EEPROMs, which business we are retaining. Sales by product group were (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Mixed-signal product sales	$7,520	$6,104	$14,446	$10,906
Memory product sales	2,549	3,430	5,227	8,675

Total sales	$10,069	$9,534	$19,673	$19,581

Mixed-signal product sales increased 23% and 32% in the second quarter and first half of 2003 compared to the corresponding periods of 2002 primarily due to higher unit sales of data conversion products used to control LCD brightness in cellular phone handsets and higher unit sales of power management products. Contributing to the sales increase to a lesser extent were engineering revenues generated by the Signal Processing Group which was established in the second quarter of 2002 with the acquisition of AIP. Engineering revenues were less than 4% of total sales in the three and six months ended June 29, 2003.

Mixed-signal product sales also increased sequentially from $6.9 million in the first quarter of 2003 to $7.5 million in the second quarter of 2003 principally due to higher unit sales of power management products.

As shown in the table below, memory product sales declined 26% and 40% in the three and six months ended June 29, 2003 compared to the comparable prior year periods (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2003	2002	2003	2002

Parallel EEPROM product sales	$1,931	$2,362	$3,952	$5,859
Serial EEPROM product sales	618	1,068	1,275	2,816

Total memory product sales	$2,549	$3,430	$5,227	$8,675

Parallel EEPROM product sales decreased year over year principally due to lower unit shipments of high density parallel EEPROMs as the overall market for these products contracted and weak economic conditions persisted. Serial EEPROM product sales have declined year over year, and are expected to decline in 2003 compared to 2002, as we have substantially exited from that business.

Cost of Sales and Gross Profit

Gross profit as a percentage of sales was 53% in the second quarter of 2003 and 49% in the second quarter of 2002. Gross profit as a percentage of sales was 52% for the first half of 2003 compared to 50% for the first half of 2002. The gross profit percentage in the second quarter and first half of 2002 benefited by $0.6 million per quarter from the quarterly amortization of the deferred gain on the sale of the fab assets, which subsequently ended in the third quarter of 2002.

The gross profit percentage in the second quarter and first half of 2003 benefited from lower manufacturing overhead expenses compared to the second quarter and first half of 2002, which offset the impact of no longer receiving a benefit from the amortization of the deferred gain on the sale of the fab assets. Additionally, the gross profit percentage for the second quarter and first half of 2003 improved compared to the second quarter and first half of 2002 due to a product mix that consisted of increased sales of mixed-signal products, partially offset by a decline in the gross profit percentage of parallel sales resulting from a change in the product mix towards lower density, commodity parallel parts. The net benefit to the gross profit percentage resulting from the sale of products that had previously been written down was less than $0.1 million in the second quarter and first half of 2003, less than $0.2 million in the second quarter of 2002, and less than $0.4 million in the first half of 2002.

The gross profit percentage also improved sequentially from 51% in the first quarter of 2003 to 53% in the second quarter of 2003 primarily due to an increase in mixed-signal product sales and an improvement in the mixed-signal gross margin percentage due to product mix and, to a lesser extent, lower manufacturing costs. The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices.

Research and Development

Research and development expenses amounted to $2.6 million or 26% of sales in the second quarter of 2003 compared to $3.2 million or 33% of sales in the second quarter of 2002. In the first half of 2003, research and development expenses were $5.6 million or 28% of sales, compared to $6.2 million or 32% of sales in the first half of 2002. Research and development expenses decreased by $0.6 million in the second quarter of 2003 compared to the second quarter of 2002 due to reduced personnel costs of $0.4 million resulting from headcount reductions and spending controls and, to a lesser extent, the completion of the development phase of several products. Research and development expenses decreased by $0.6 million in the first half of 2003 compared to the first half of 2002 principally due to the aforementioned decrease in research and development expenses in the second quarter of 2003.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $2.6 million or 25% of sales in the second quarter of 2003 compared to $2.9 million or 30% of sales in the second quarter of 2002. In the first half of 2003, selling general and administrative expenses amounted to $5.1 million or 26% of sales compared to $5.9 million or 30% of sales in the first half of 2002. The $0.3 million decrease in selling, general and administrative expenses in the second quarter of 2003 compared to the comparable 2002 period is primarily due to reduced personnel expenses of $0.2 million related to headcount reductions and spending controls. The $0.8 million decrease is selling, general and administrative expenses in the first half of 2003 compared to the first half of 2002 is primarily due to reduced personnel expenses of $0.4 million related to headcount reductions and spending controls.

Restructuring

In 2002, due to the ongoing weak industry conditions, we implemented two reductions in force that affected employees in all areas of the company. In the second quarter of 2002 we reduced our workforce by 33 employees, which resulted in a $0.8 million restructuring charge for severance-related costs. In the fourth quarter of 2002, we notified 16 employees that their employment would cease which resulted in a $0.2 million restructuring charge for severance-related costs. Quarterly cost reductions of $0.7 million associated with the second quarter 2002 reduction in workforce were partially offset by increased research and development expenses. The $0.4 million of quarterly cost reductions resulting from the fourth quarter 2002 reduction in workforce were realized in 2003.

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

In the six months ended June 29, 2003, we utilized $0.4 million of the restructuring accrual for exit costs from the aforementioned facilities and $0.2 million of the restructuring accrual for severance costs to terminated employees. At June 29, 2003, the restructuring accrual amounted to less than $0.1 million.

Acquisition

In the second quarter of 2002 we established our Signal Processing Group with the acquisition of Analog Integration Partners LLC (AIP), a privately held company that designs and develops high-performance analog signal processing and data conversion circuits. We allocated the $1.8 million of the purchase price related to AIP’s engineering effort focused on developing the analog front end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process to in-process research and development expense. Management determined the value of the in-process research and development based upon various factors, including an independent appraisal. The appraisal used a discounted cash flow method and several factors including projected financial results, relative risk of successful development, time value of money and level of completion. As of the acquisition date, the estimated cost to complete the project was approximately $3 million. Revenues related to products developed under this project are planned to begin toward the end of 2003.

Other Income and Expense

Interest expense in the three and six months ended June 29, 2003 amounted to $0.1 million and $0.9 million, respectively. The comparable prior year amounts were $0.8 million and $1.6 million, respectively. Interest expense and amortization in all periods was generated principally from our November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants. In April 2003, we repurchased all of the outstanding convertible subordinated notes, which substantially reduced our interest expense and amortization commencing in the second quarter of 2003.

Interest income in the three and six months ended June 29, 2003 amounted to $0.1 million and $0.2 million, respectively. The comparable prior year amounts were $0.2 million and $0.4 million, respectively. Interest income decreased year over year primarily as a result of a decrease in the average balance invested and, to a lesser extent, lower interest rates. The average balance invested, and corresponding interest income, will decrease sequentially in the third quarter of 2003 compared to the second quarter of 2003 due to the repurchase of all of our outstanding convertible subordinated notes in April 2003.

Other income for the three and six months ended June 29, 2003 consists of a one time gain of $2.7 million resulting from the repurchase of all $35 million of our outstanding 5.5% convertible subordinated notes in April 2003. Other income for the six months ended June 30, 2002 includes a $400,000 benefit associated with the sale of our wafer fabrication facility.

Other expense for the three and six months ended June 30, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company.

Taxes

No taxes were provided in the three and six months ended June 30, 2002 due to the net losses. While net income was generated during the three and six months ended June 29, 2003, no taxes were provided due to offsetting tax deductions. Net deferred tax assets at June 29, 2003 and December 31, 2002 were fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 2003, we had $21.3 million in cash, cash equivalents and short-term and long-term investments compared to $38.4 million at the end of 2002. During the six months ended June 29, 2003, we used $3.0 million of cash in operating activities (including approximately $0.7 million associated with restructuring activities). Cash used in investing activities was $4.1 million in the six months ended June 29, 2003, consisting of net investments in cash-based, available for sale securities of $3.8 million and $0.3 million for equipment purchases. We used $13.9 million of net cash in financing activities in the first half of 2003, consisting of $14.4 million of cash consideration paid in connection with the repurchase of our convertible subordinated notes discussed below and $0.3 million of cash used to repay long-term capital lease obligations, partially offset by $0.8 million of cash generated from the issuance of common stock under employee stock plans.

In April 2003, we repurchased all $35 million of our outstanding 5.5% convertible subordinated notes for total consideration of $27.5 million or 79 cents on each dollar of face value. The consideration consisted of $14.4 million in cash and $13.1 million of common stock (2.9 million shares of Xicor common stock valued at the closing price on the respective repurchase dates). The repurchase of the notes significantly reduced our interest expense, and to a lesser extent, our interest income commencing in the second quarter of 2003.

Capital expenditures for 2003 are currently planned at approximately $2.5 million and are primarily related to test and product design equipment. At June 29, 2003, we had entered into commitments for equipment purchases aggregating approximately $0.5 million. At June 29, 2003 our principal source of liquidity was cash, cash equivalents and short-term investments. Management believes that our existing sources of liquidity will be adequate to support our activities for the next twelve months.

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

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company’s future results of operations or financial condition.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the expectation of a year over year decline in Serial EEPROM product sales; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the plan to begin generating revenues from products developed using the in-process research and development acquired from AIP toward the end of 2003; the expectation that interest income will decrease in the third quarter of 2003 compared to the second quarter of 2003 due to the lower average balance invested; the projection that 2003 capital expenditures will approximate $2.5 million; and the expectation that existing sources of liquidity will be adequate to support operations for the next twelve months.

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

Sales outside of North America, based upon the location to which the product was shipped, accounted for approximately 69% of total net sales in the second quarter of 2003. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On June 3, 2003 the shareholders of Xicor held their annual meeting in Milpitas, California. The holders of 21,678,140 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted upon as follows:

The following were elected directors:

	Votes For:	Votes Withheld:

J. Daniel McCranie	21,260,008	418,132
Louis DiNardo	18,083,524	3,594,616
Julius Blank	19,031,821	2,646,319
Andrew W. Elder	21,070,286	607,854
John R. Harrington	21,549,409	128,731
Emmanuel T. Hernandez	21,260,208	417,932

The following resolution was submitted to a vote of the shareholders at the meeting:

To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the period ending December 31, 2003. The resolution was passed 21,476,656 shares voting in favor 163,757 shares voting against and 37,727 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Report on Form 8-K filed in accordance with SEC Release No. 33-8216. This information, intended to be furnished under “Item 12. Results of Operations and Financial Condition,” was instead furnished under “Item 9. Regulation FD Disclosure” with the Securities and Exchange Commission on April 16, 2003.

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

Geraldine N. Hench
Vice President, Finance and Administration
(Principal Financial Officer)

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002