Form 10-Q
period 2003-09-28
XICOR INC
filed 2003-11-12
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ________.

Commission File Number 0-9653

XICOR, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-2526781 (I.R.S.Employer Identification No.)

933 Murphy Ranch Road, Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code: (408) 432-8888

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X ]

NUMBER OF SHARES OUTSTANDING AT OCTOBER 31, 2003
28,429,449

XICOR, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 28, 2003

INDEX

Page

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 28, 2003 and December 31, 2002	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2003 and September 29, 2002	2
Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2003 and September 29, 2002	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
Part II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES	24

i

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements.

XICOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 28,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,619	$32,648
Short-term investments	13,770	4,648
Accounts receivable	5,298	4,606
Inventories	3,052	4,939
Prepaid expenses and other current assets	591	539

Total current assets	28,330	47,380
Long-term investments	1,805	1,085
Property, plant and equipment, at cost less accumulated depreciation	2,647	3,041
Goodwill	10,762	10,762
Purchased intangible assets, net	1,387	2,062
Other assets	184	2,766

Total assets	$45,115	$67,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,946	$6,215
Accrued expenses	5,037	6,136
Deferred income on shipments to distributors	3,551	5,762
Current portion of long-term obligations	216	432

Total current liabilities	12,750	18,545
Convertible subordinated notes	—	32,506
Long-term obligations	294	470

Total liabilities	13,044	51,521

Shareholders’ equity:
Preferred stock; 5,000 shares authorized	—	—
Common stock; 200,000 shares authorized; 27,299 and 23,737 shares outstanding, respectively	164,145	149,216
Accumulated deficit	(132,074)	(133,641)

Total shareholders’ equity	32,071	15,575

Total liabilities and shareholders’ equity	$45,115	$67,096

See accompanying notes to condensed consolidated financial information

XICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Net sales	$10,458	$9,651	$30,131	$29,232
Cost of sales	4,617	4,392	14,044	14,219

Gross profit	5,841	5,259	16,087	15,013

Operating expenses:
Research and development	2,578	3,440	8,128	9,637
Selling, general and administrative	2,717	2,750	7,783	8,622
Restructuring charge	—	—	—	758
Amortization of purchased intangible assets	225	263	675	483
In-process research and development	—	—	—	1,800

	5,520	6,453	16,586	21,300

Income (loss) from operations	321	(1,194)	(499)	(6,287)

Interest expense	(14)	(813)	(946)	(2,451)
Interest income	69	186	294	625
Other income and (expense), net	—	894	2,718	(1,206)

	55	267	2,066	(3,032)

Income (loss) before income taxes	376	(927)	1,567	(9,319)
Provision for income taxes	—	—	—	—

Net income (loss)	$376	$(927)	$1,567	$(9,319)

Net income (loss) per common share:
Basic	$0.01	$(0.04)	$0.06	$(0.40)

Diluted	$0.01	$(0.04)	$0.06	$(0.40)

Shares used in per share calculations:
Basic	27,197	23,625	25,807	23,126

Diluted	30,506	23,625	27,890	23,126

See accompanying notes to condensed consolidated financial information

XICOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	Sept. 28, 2003	Sept. 29, 2002

Cash flows from operating activities:
Net income (loss)	$1,567	$(9,319)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	1,106	2,091
Amortization of fab gain	—	(2,082)
Amortization of debt issuance costs and warrants	353	911
Amortization of purchased intangibles	675	482
Write off of purchased in-process research and development	—	1,800
Loss on impairment of investment	—	2,500
Gain on repurchase of convertible notes	(2,718)	—
Changes in assets and liabilities:
Accounts receivable	(692)	(300)
Inventories	1,887	4,027
Prepaid expenses and other current assets	(52)	(323)
Other assets	108	(112)
Accounts payable and accrued expenses	(3,505)	(4,527)
Deferred income on shipments to distributors	(2,211)	(4,140)

Net cash used in operating activities	(3,482)	(8,992)

Cash flows from investing activities:
Purchase of investments	(16,152)	(4,352)
Sale or maturity of investments	6,310	—
Investments in plant and equipment, net	(712)	(449)
Acquisition of Analog Integration Partners LLC	—	(5,000)

Net cash used in investing activities	(10,554)	(9,801)

Cash flows from financing activities:
Repayments of long-term obligations	(392)	(462)
Net proceeds from sale of common stock	1,823	944
Repurchase of convertible notes	(14,424)	—

Net cash provided by (used in) financing activities	(12,993)	482

Increase (decrease) in cash and cash equivalents	(27,029)	(18,311)
Cash and cash equivalents at beginning of year	32,648	56,367

Cash and cash equivalents at end of period	$5,619	$38,056

Supplemental information:
Cash paid (refunded) during the period for:
Interest expense	$809	$1,067
Income taxes	36	(57)
Common stock issued for acquisition	—	10,182
Common stock issued for repurchase of notes	13,106	—

See accompanying notes to condensed consolidated financial information

XICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Interim financial information:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The condensed consolidated results of operations for the three and nine months ended September 28, 2003 are not necessarily indicative of the results to be expected for the full year. These financial statements, notes and analyses should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Note 2 — Net income (loss) per share and comprehensive net income (loss):

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Net Income (Loss)	$376	$(927)	$1,567	$(9,319)

Shares
Basic shares	27,197	23,625	25,807	23,126
Effect of dilutive securities	3,309	—	2,083	—

Diluted shares	30,506	23,625	27,890	23,126

Earnings (Loss) per common share
Basic EPS	$0.01	$(0.04)	$0.06	$(0.40)

Diluted EPS	$0.01	$(0.04)	$0.06	$(0.40)

At September 28, 2003 options to purchase 7.2 million shares of Xicor common stock were outstanding under our stock option plans. Anti-dilutive weighted average shares of common stock of 309,000 and 1,400,000 for the three and nine months ended September 28, 2003, respectively, have been excluded from the effect of diluted securities because the options’ exercise prices were greater than the average price of the common stock for the periods then ended. Outstanding warrants to purchase 0.9 million shares of our common stock at $12.24 per share were also excluded from the 2003 computations as they were anti-dilutive. Outstanding options to purchase 6.6 million shares of common stock and warrants to purchase approximately 1.0 million shares of common stock at September 29, 2002, were excluded from the earnings per share (EPS) computation for the three and nine months ended September 29, 2002 as they were anti-dilutive.

The net income (loss) for the periods reported also represented the comprehensive income (loss) for such periods.

Note 3 — Balance sheet components:

	September 28,	December 31,
	2003	2002

	(In thousands)
Inventories:
Raw materials and supplies	$48	$49
Work in process	2,031	3,370
Finished goods	973	1,520

	$3,052	$4,939

Property, plant and equipment:
Leasehold improvements	$58	$49
Equipment	24,799	25,319
Furniture and fixtures	92	92

	24,949	25,460
Accumulated depreciation	(22,302)	(22,419)

	$2,647	$3,041

Accrued expenses:
Accrued wages and employee benefits	$1,113	$1,136
Accrued restructuring liabilities	55	718
Other accrued expenses	3,869	4,282

	$5,037	$6,136

Accounts receivable:

Accounts receivable at September 28, 2003 and December 31, 2002 are presented net of an allowance for doubtful accounts of $500,000.

Goodwill and intangibles:

At September 28, 2003 and December 31, 2002, goodwill resulting from the April 2002 acquisition of Analog Integration Partners LLC (AIP) amounted to $10.8 million. In accordance with SFAS No. 142 goodwill will not be amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired. For tax purposes, the goodwill is being amortized on a straight-line basis over 15 years.

Purchased intangible assets, consisting of current technology from the acquisition of AIP, and related amortization were as follows (in thousands):

September 28, 2003			December 31, 2002

Gross			Gross
Carrying	Accumulated		Carrying	Accumulated
Amount	Amortization	Net	Amount	Amortization	Net

$2,700	$(1,313)	$1,387	$2,700	$(638)	$2,062

Amortization of purchased intangible assets was $0.7 million in the nine months ended September 28, 2003. Amortization of purchased intangible assets from the acquisition of AIP is expected to be $0.9 million in each of 2003 and 2004 and $0.3 million in 2005.

Restructuring:

In the nine months ended September 28, 2003, we utilized $0.4 million of the restructuring accrual for exit costs consisting primarily of rent after exiting the facilities we vacated in the fourth quarter of 2002 and $0.2 million of the restructuring accrual for severance costs to terminated employees. At September 28, 2003, the restructuring accrual was less than $0.1 million. We expect to complete these restructuring activities in 2003.

The following table summarizes the restructuring reserve activity for the nine months ended September 28, 2003 (in thousands):

	Employee		Total
	Severance and	Facilities	Restructuring
	Other	Charge	Liability

Balance at December 31, 2002	$281	$437	$718
(Utilized)	(235)	(428)	(663)

Balance at September 28, 2003	$46	$9	$55

Warranties:

In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year. We accrue for warranty costs based on historical trends in product failure rates and the expected costs to provide warranty replacements. The following table summarizes the activity related to the product warranty liability during the nine months ended September 28, 2003 (in thousands):

Amount

Balance at December 31, 2002	$250
Accrual for warranties issued	45
Warranty replacements	(47)

Balance at September 28, 2003	$248

As is customary in our industry, we indemnify our customers and selected business partners in connection with certain intellectual property infringement claims with respect to our products. Historically, we have not incurred significant costs related to such indemnities.

Note 4 — Accounting for stock options:

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

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Net income (loss) as reported	$376	$(927)	$1,567	$(9,319)
Total pro forma stock-based employee compensation expense	(1,248)	(1,648)	(3,780)	(3,521)

Pro forma net income (loss)	$(872)	$(2,575)	$(2,213)	$(12,840)

Net income (loss) per share:
Basic - as reported	$0.01	$(0.04)	$0.06	$(0.40)

Basic - pro forma	$(0.03)	$(0.11)	$(0.09)	$(0.56)

Diluted - as reported	$0.01	$(0.04)	$0.06	$(0.40)

Diluted - pro forma	$(0.03)	$(0.11)	$(0.09)	$(0.56)

Note 5 — Repurchase of Convertible Subordinated Notes:

In April 2003, we repurchased all $35 million of our outstanding 5.5% convertible subordinated notes for total consideration of $27.5 million or 79 cents on each dollar of face value. The consideration consisted of $14.4 million in cash and $13.1 million of common stock (2,888,560 shares of Xicor common stock valued at the closing price on the respective repurchase dates). The repurchase resulted in a one-time gain of approximately $2.7 million that is included as other income in the results for the nine months ended September 28, 2003. Warrants to purchase 922,461 shares of our common stock at an exercise price of $12.24 per share, originally issued in connection with the convertible subordinated notes, remain outstanding subsequent to the completion of the note repurchase.

Note 6. — Other Income and Expense:

Other income for the nine months ended September 28, 2003 consists of a one-time gain of $2.7 million resulting from the repurchase of all $35 million of our outstanding 5.5% convertible subordinated notes.

Other income for the three and nine months ended September 29, 2002 includes $0.7 million from a favorable sales tax audit and $0.2 million, from the early termination of a wafer foundry agreement with Standard MEMS. Other income for the nine months ended September 29, 2002 also includes a $0.4 million benefit associated with the sale of Xicor’s wafer fabrication facility.

Other expense for the nine months ended September 29, 2002 includes a non-cash impairment charge of $2.5 million to write off an investment in a private company.

Note 7. — Subsequent Event

In the third quarter of 2003 we signed a definitive agreement to acquire Poweready, Inc. to expand our presence in the smart battery management area. On October 28, 2003 we completed the acquisition. We will account for the transaction using the purchase method of accounting. The acquisition purchase price payable at closing consisted of $3 million in cash and 947,368 shares of Xicor common stock ($9.4 million value based on Xicor’s average closing stock price of $9.95 for the 5 days surrounding the signing of the definitive agreement). Additional consideration of up to $3 million will be payable in stock if certain performance milestones are met in 2004 through 2006.

Note 8. — Recent Accounting Pronouncements:

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. During October 2003, the FASB issued FSP 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our future results of operations or financial condition.

In May 2003, a consensus was reached on EITF No. 03-5, which was ratified by the FASB in August 2003. EITF No. 03-5 affirms that AICPA SOP 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. This statement is effective for new revenue arrangements entered into for reporting periods commencing after August 13, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 28, 2003 are not necessarily indicative of results to be expected in future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those contained in the forward-looking statements due to a variety of factors, including, but not limited to, the factors identified in the “Factors Affecting Future Results” section below. Also see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below.

Recent Developments

In the third quarter of 2003 we signed a definitive agreement to acquire Poweready, Inc. to expand our presence in the smart battery management area. On October 28, 2003 Xicor completed the acquisition of Poweready. On an overall basis, in the fourth quarter of 2003, we expect Poweready’s gross margin contribution to cover its operating expenses, exclusive of the amortization of purchased intangibles. The fourth quarter outlook discussed in the results of operations section following includes the anticipated results from Poweready subsequent to the closing of the acquisition.

RESULTS OF OPERATIONS

Sales

Total sales for the three and nine months ended September 28, 2003 were $10.5 million and $30.1 million, respectively. Total sales for the corresponding prior year periods were $9.7 million and $29.2 million, respectively. Sales for the nine months ended September 29, 2002 included a benefit of $0.4 million resulting from putting all our global distribution partners on our fiscal calendar in connection with the realignment of our distribution channel to better serve fulfillment and demand creation efforts.

Our sales are derived from two product groups, mixed-signal and memory. Mixed-signal sales represent our core market. Memory sales comprise our legacy businesses of serial EEPROMs, which we have substantially exited and parallel EEPROMs, which business we are retaining. Sales by product group were (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Mixed-signal product sales	$8,153	$6,567	$22,599	$17,473
Mixed-signal royalty revenue	—	280	—	280
Memory product sales	2,305	2,804	7,532	11,479

Total sales	$10,458	$9,651	$30,131	$29,232

We have had several consecutive quarters of sequential growth in mixed-signal sales, which has lead to increases in total sales. Mixed-signal product sales increased 24% in the third quarter of 2003 compared to the third quarter of 2002 primarily due to higher unit sales of power management products and, to a lesser extent, higher unit sales of interface products and higher engineering revenues generated by the Signal Processing Group. Mixed-signal product sales increased 29% in the nine months ended September 28, 2003 compared to the corresponding period of 2002 primarily due to higher unit sales of power management products and higher unit sales of data conversion products used to control LCD brightness in cellular phone handsets, and to a lesser extent, higher engineering revenues generated by the Signal Processing Group. Engineering revenues generated by the Signal Processing Group were 4% of total sales in the three and nine months ended September 28, 2003 compared to 2% and 1% of total sales for the three and nine months ended September 29, 2002.

As shown in the table below, memory product sales declined 18% and 34% in the three and nine months ended September 28, 2003 compared to the comparable prior year periods (in thousands):

	Three Months Ended		Nine Months Ended

	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2003	2002	2003	2002

Parallel EEPROM product sales	$1,789	$1,849	$5,741	$7,708
Serial EEPROM product sales	516	955	1,791	3,771

Total memory product sales	$2,305	$2,804	$7,532	$11,479

Parallel EEPROM product sales decreased nominally in the third quarter of 2003 compared to the third quarter of 2002. Parallel EEPROM product sales decreased in the nine months ended September 28, 2003 compared to the corresponding period of 2002 principally due to lower unit shipments of high density parallel EEPROMs as the overall market for these products has contracted.

Serial EEPROM product sales have declined year over year and are expected to continue to decline as we have substantially exited from that business.

Cost of Sales and Gross Profit

Gross profit as a percentage of sales was 56% in the third quarter of 2003 and 54% in the third quarter of 2002. The gross profit as a percentage of product sales, excluding royalty revenue, was 53% in the third quarter of 2002. Gross profit as a percentage of sales was 53% for the nine months ended September 28, 2003 compared to 51% for the corresponding period of 2002. The gross profit percentage in the third quarter and nine months ended September 29, 2002 benefited by $0.6 million per quarter from the quarterly amortization of the deferred gain on the sale of the fab assets, which ended in the third quarter of 2002.

The gross profit percentage in the third quarter and nine months ended September 28, 2003 benefited from lower manufacturing overhead expenses compared to the third quarter and nine months ended September 29, 2002, which offset the impact of no longer receiving a benefit from the amortization of the deferred gain on the sale of the fab assets. Additionally, the gross profit percentage for the third quarter and nine months ended September 28, 2003 improved compared to the third quarter and nine months ended September 29, 2002 due to a product mix that consisted of a higher proportion of mixed-signal products. The gross margin improvement for the nine months ended September 28, 2003 compared to the corresponding period of 2002 was partially offset by a decline in the gross profit percentage of parallel sales resulting from a change in the product mix towards lower density, commodity parallel parts. The net benefit to the gross profit percentage resulting from the sale of products that had previously been written down was less than $0.2 million in the third quarter of 2003, less than $0.1 million in the third quarter of 2002, less than $0.3 million in the nine months ended September 28, 2003, and less than $0.4 million in the nine months ended September 29, 2002.

The gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices. We are projecting that our gross margin in the fourth quarter of 2003 will be approximately 53% of sales, depending in large part on product mix and the Poweready integration.

Research and Development

Research and development expenses amounted to $2.6 million or 25% of sales in the third quarter of 2003 compared to $3.4 million or 36% of sales in the third quarter of 2002. In the nine months ended September 28, 2003, research and development expenses were $8.1 million or 27% of sales, compared to $9.6 million or 33% of sales in the nine months ended September 29, 2002. Research and development expenses decreased by $0.9 million in the third quarter of 2003 compared to the third quarter of 2002 principally due to the completion of the development phase of several products and, to a lesser extent, headcount reductions and spending controls. Research and development expenses decreased by $1.5 million in the nine months ended September 28, 2003 compared to the corresponding period of 2002 principally due to reduced personnel costs resulting from headcount reductions and spending controls and the completion of the development phase of several products. We plan to increase operating spending in the fourth quarter of 2003 due to the Poweready acquisition and as we continue to promote new products and invest in new product development.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $2.7 million or 26% of sales in the third quarter of 2003 which is relatively consistent compared to $2.8 million or 28% of sales in the third quarter of 2002. In the nine months ended September 28, 2003, selling general and administrative expenses amounted to $7.8 million or 26% of sales compared to $8.6 million or 29% of sales in the corresponding period of 2002. The $0.8 million decrease in selling, general and administrative expenses in the nine months ended September 28, 2003 compared to the corresponding period of 2002 is primarily due to reduced personnel expenses related to headcount reductions and spending controls.

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

Additionally, in the fourth quarter of 2002 we entered into a lease agreement for a facility to be used as our corporate headquarters. We vacated our prior headquarters facility in the fourth quarter of 2002, and a third party assumed the related lease in the first quarter of 2003. In the fourth quarter of 2002, we also vacated our leased Bay Area sales office facility and the leased facility that we assumed as part of the AIP acquisition and relocated the employees previously at those facilities to our corporate headquarters.

Terminating our prior facility lease and entering into the new facility lease allowed us to consolidate our operations in a more efficient facility and reduce our future minimum lease commitments, exclusive of restructuring related lease payments, by approximately $0.3 million per year in 2003 through 2009. Our minimum lease commitment increased by $1.2 million in 2010 as the new facility lease term is one year longer than the prior facility lease term. The facilities abandonments resulted in a fourth quarter 2002 facilities related restructuring charge of $0.9 million consisting of $0.5 million for the non-cash abandonment of leasehold improvements, equipment and furniture and $0.4 million of exit costs consisting primarily of rent for the period after abandonment of the facilities.

Rent expense in 2003 is expected to approximate our 2002 net rent expense as the gross rent for the prior facility was reduced by an 18-month sublease that was due to expire in 2003.

In the nine months ended September 28, 2003, we utilized $0.4 million of the restructuring accrual for exit costs from the aforementioned facilities and $0.2 million of the restructuring accrual for severance costs to terminated employees. At September 28, 2003, the restructuring accrual amounted to less than $0.1 million.

Amortization of Purchased Intangible Assets

Amortization of intangibles was $0.2 million in the third quarter of 2003 compared to $0.3 million in the third quarter of 2002. Amortization of intangibles was $0.7 million in the nine months ended September 28, 2003 compared to $0.5 in the comparable period of 2002. We expect amortization of purchased intangibles to increase commencing in the fourth quarter of 2003 due to our acquisition of Poweready.

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

Other Income and Expense

Interest expense in the three and nine months ended September 28, 2003 amounted to $14,000 and $0.9 million, respectively. The comparable prior year amounts were $0.8 million and $2.5 million, respectively. In April 2003, we repurchased all $35 million of the outstanding 5.5% convertible subordinated notes, which substantially reduced our interest expense and amortization commencing in the second quarter of 2003. Interest expense in the third quarter of 2003 consisted of the interest portion of the payments related to long-term lease obligations.

Interest income in the three and nine months ended September 28, 2003 amounted to $0.1 million and $0.3 million, respectively. The comparable prior year amounts were $0.2 million and $0.6 million, respectively. Interest income decreased year over year primarily as a result of a decrease in the average balance invested and, to a lesser extent, lower interest rates.

Other income for the nine months ended September 28, 2003 consists of a one-time gain of $2.7 million resulting from the repurchase of all $35 million of our outstanding 5.5% convertible subordinated notes in April 2003. Other income for the three and nine months ended September 29, 2002 includes $0.7 million from a favorable sales tax audit and $0.2 million from the early termination of a wafer foundry agreement with Standard MEMS. Other income for the nine months ended September 29, 2002 also includes a $0.4 million benefit associated with the sale of our wafer fabrication facility.

Other expense for the nine months ended September 29, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company.

Taxes

No taxes were provided in the three and nine months ended September 29, 2002 due to the net losses. While net income was generated during the three and nine months ended September 28, 2003, no taxes were provided due to offsetting tax deductions. Net deferred tax assets at September 28, 2003 and December 31, 2002 were fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2003, we had $21.2 million in cash, cash equivalents and short-term and long-term investments compared to $38.4 million at the end of 2002. During the nine months ended September 28, 2003, we used $3.5 million of cash in operating activities (including approximately $0.7 million associated with restructuring activities). Cash used in investing activities was approximately $10.5 million in the nine months ended September 28, 2003, consisting of net investments in cash-based, available for sale securities of $9.8 million and $0.7 million for equipment purchases. We used $13.0 million of net cash in financing activities in the nine months ended September 28, 2003, consisting of $14.4 million of cash consideration paid in connection with the repurchase of our convertible subordinated notes discussed below and $0.4 million of cash used to repay long-term capital lease obligations, partially offset by $1.8 million of cash generated from the issuance of common stock under employee stock plans.

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

Capital expenditures for 2003 are currently planned at approximately $1.0 million and are primarily related to tooling and test equipment. At September 28, 2003, we had entered into commitments for equipment purchases aggregating less than $0.5 million. At September 28, 2003 our principal source of liquidity was cash, cash equivalents and short-term investments.

In October 2003, we acquired Poweready. The purchase consideration paid at closing consisted of $3 million of cash and 947,368 shares of Xicor common stock.

At September 28, 2003 our principal sources of liquidity were cash, cash equivalents and short and long-term investments. Management believes that our existing sources of liquidity will be adequate to support our activities for the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. During October 2003, the FASB issued FSP 46-6 which is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. We do not expect the adoption of SFAS No. 150 to have a significant impact on our future results of operations or financial condition.

In May 2003, a consensus was reached on EITF No. 03-5, which was ratified by the FASB in August 2003. EITF No. 03-5 affirms that AICPA SOP 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. This statement is effective for new revenue arrangements entered into for reporting periods commencing after August 13, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the expectation that on an overall basis, in the fourth quarter of 2003, Poweready’s gross margin contribution will cover its operating expenses, exclusive of the amortization of purchased intangibles; the expectation of a year over year decline in Serial EEPROM product sales; the expectation that the gross profit percentage will fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices; the expectation for the fourth quarter 2003 gross margin percentage to be approximately 53%, depending in large part on product mix and the Poweready integration; the plan to increase operating spending in the fourth quarter of 2003 compared to the third quarter of 2003 due to the Poweready acquisition and as we continue to promote new products and invest in new product development; the expectation for the amortization of purchased intangibles to increase commencing in the fourth quarter of 2003 due to our acquisition of Poweready; the plan to begin generating revenues from products developed using the in-process research and development acquired from AIP toward the end of 2003; the projection that 2003 capital expenditures will approximate $1.0 million; and the expectation that our existing sources of liquidity will be adequate to support operations for the next twelve months.

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

We completed the acquisition of Poweready, Inc. in October 2003. If we fail to integrate this business successfully or properly, our quarterly and annual results may be seriously harmed. Integrating people, technology, products and services with our existing business could be expensive, time-consuming and a strain on our resources. Specific issues that we face with regard to our acquisition include the difficulty of integrating acquired technology, the need to integrate and coordinate geographically separated organizations, the potential disruption of our ongoing business and distraction of management, the failure to successfully develop acquired technology resulting in the impairment of amounts capitalized as intangible assets, unanticipated expenses related to technology integration and the potential unknown liabilities associated with the acquired business.

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

Sales outside of North America, based upon the location to which the product was shipped, accounted for approximately 67% and 66% of total net sales in the third quarter and nine months ended September 28, 2003, respectively. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date Filed or Furnished	Item No.	Description

July 9, 2003	Item 9.	On July 9, 2003, we issued a press release reporting we reiterated second quarter 2003 revenue guidance.

July 23, 2003	Item 9.	On July 23, 2003, we issued a press release reporting earnings results for the three and six months ended June 29, 2003.

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

Date: November 12, 2003

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