Form 10-K
period 2003-12-31
XICOR INC
filed 2004-02-23
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-9653

Xicor, Inc.

(Exact name of Registrant as specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	94-2526781 (I.R.S. Employer Identification No.)
933 Murphy Ranch Road Milpitas, California (Address of principal executive offices)	95035 (Zip Code)

Registrant’s telephone number, including area code:

(408) 432-8888

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Without Par Value

Preferred Share Rights (currently attached to and trading only with Common Stock)

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes     ☑          No     ☐

      As of June 29, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 27,016,531 shares of the Registrant’s Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 29, 2003, was approximately $121,339,000. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

      The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 29,118,692 on February 18, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

XICOR, INC.

FORM 10-K

For the Year Ended December 31, 2003

PART I

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believes,” “expects,” “future,” “intends,” “assuming,” “projected,” “plans” and similar expressions are used to identify forward-looking statements. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Accordingly, you should not place undue reliance on these forward-looking statements, which in any case apply only as of the date of this report. Actual results could differ materially from those projected in the forward-looking statements for many reasons, including the risk factors listed in the “Risk Factors Affecting Future Results” section of “Management’s Discussion & Analysis of Financial Conditions and Results of Operations” included in Part II, Item 7 of this report and the risk factors included in Item 1 below.

Item 1.     Business

Overview

      Xicor, Inc., a California corporation, was founded in 1978. For many years our primary focus was on the development of electrically erasable programmable read only memory devices, or EEPROMs. During 1998 we began to develop and implement a manufacturing strategy to leverage outside wafer fabrication technology and capacity. As a fabless semiconductor company we also began the process of transitioning our product development effort to the area of high performance analog mixed-signal integrated circuits. Today we have two major product areas, our core Analog Mixed-Signal Products and our legacy Memory Products.

      We design, develop and market high performance analog mixed-signal integrated circuits used in communications, computing, networking, consumer and industrial applications. We have three fundamental technology approaches to differentiate ourselves from competition and add value to our customers’ products. First we have the ability to utilize EEPROM technology as a feature in our integrated analog mixed-signal designs. This integration provides significant flexibility and increases performance in many applications. The second technology approach utilizes the proprietary non-volatile technology that we developed as an EEPROM supplier to implement precision analog mixed-signal integrated circuits with significantly lower power consumption than traditional approaches. These products add significant value in battery powered precision applications where power consumption and heat dissipation are critical. The third technology approach utilizes an industry standard 0.18-micron logic process to implement high frequency analog mixed-signal designs for data conversion and signal processing applications.

      Our Mixed-Signal Products include data conversion products, power management integrated circuits, application specific standard products and time-keeping devices. We are focused on providing innovative, differentiated analog mixed-signal products that serve the trends toward flexibility, portability and increased processing power in electronic systems. The increased complexity of system design and higher levels of analog content have created a greater need for programmability in the system. Our programmable analog mixed-signal components regulate, control, convert and manage various voltages and currents without manual adjustment. The growth in portable digital electronics has created a greater need for precision low-power analog mixed-signal products to perform a variety of critical analog tasks such as setting a voltage reference as a standard in the system or comparing signals to determine appropriate system response to a change in circumstances. The increased processing power available to system designers today has created a demand for more data. Incoming analog information must first be converted to a digital code before it can be processed. Commonly referred to as analog-to-digital conversion, this application requires very fast or high-frequency products that can convert millions of samples of analog information per second. Our products are designed to meet the needs of systems designed for flexibility, low power consumption and sophisticated signal processing.

      Our legacy Memory Products are electrically erasable programmable read-only memories, or EEPROMs. Generally, EEPROMs are nonvolatile memory products that can be altered (reprogrammed) electrically while the device is still installed in a system. EEPROM products are divided into two broad categories: parallel EEPROMs and serial EEPROMs. Because of their performance characteristics, parallel EEPROMs tend to be used in non-consumer devices, such as communications infrastructure equipment, instrumentation and other industrial applications as well as telemetry, avionics and military electronic equipment. Serial EEPROMs are typically commodity parts. As a result, parallel EEPROMs tend to have higher average selling prices and gross margins than serial EEPROMs. In March 2001, we announced our plan to exit the more commodity-like serial EEPROM business while continuing to provide parallel EEPROM products to our customers. We substantially completed our exit from the serial EEPROM business in 2002.

Industry Background

      Integrated circuits may be divided into three broad categories: analog, digital and mixed-signal. Analog products condition and regulate “real-world” physical properties, such as temperature, pressure, weight, speed, sound and electrical current. This information can be detected, measured and controlled using analog integrated circuits that represent these real-world properties as continuously varying voltages and currents. Digital circuits, such as memory devices and microprocessors, use threshold voltages which function as on and off switches expressed in binary code as “1’s” and “0’s” where voltages at or above the threshold voltage represent “on” and voltages below the threshold voltage represent “off.” The digital components process and manipulate the data while the analog components condition the inputs or signals. Mixed-signal devices incorporate both analog and digital functions into a single integrated circuit. In most cases, these devices can serve as either a bridge converting analog signals to digital signals or may be used to improve the performance of the specific analog application. Generally speaking, mixed-signal products are more difficult to design because they require designers to understand two fundamentally different design methodologies, analog and digital. In many cases products with a large amount of analog content in the mixed-signal market are referred to as analog mixed-signal.

      A growing opportunity in the analog mixed-signal market is for innovation in the area of system sensing technology. This refers to electronic equipment that is capable of automatically calibrating a system to adjust to predetermined performance constraints or measured changes in the environment. Traditionally, many analog devices, and systems that incorporated these devices, were limited by the need to make manual adjustments to tune or calibrate the analog functions. Analog mixed-signal components with embedded memory and a separate microcontroller are able to make the same adjustments through programming thus eliminating the costly, time-consuming, and often inaccurate results associated with manual tuning. For the system manufacturer, programmable mixed-signal technology can: (1) mitigate the costly physical malfunction of expensive equipment by detecting and preventing failure before it occurs; (2) reduce system downtime preventing large potential revenue loss; (3) capture sensor-based data which may be analyzed; and (4) enable “smart” system functionality, where overall system utility is enhanced given performance and hardware parameters. There are increasingly important applications for system sensing technology within the power management requirements of electronic systems and bias and modulation current control within the signal path of communications systems.

      Another opportunity in the analog mixed-signal market is for low power technology. As portable digital electronics proliferate in communication, computing and industrial environments, the need to extend the operating time between charging the battery has become a crucial aspect of differentiation for equipment providers. Laptop and notebook computer users are particularly sensitive to the issue of battery-life. Industrial applications for point-of-sale (POS) terminals and test equipment are even more rigorous in their requirements for low power precision analog mixed-signal products. The availability of low power electronic components provides a vehicle for extended run-time on similar battery chemistry and configuration. As battery chemistry evolves, the requirements for programmability and low-power consumption tend to converge and drive a need for integrated solutions that are both flexible and require minimum supply current for operation.

      Additional growth opportunities for high performance analog mixed-signal products have been created by the advances in digital processing power. As microprocessor technology improves and processing power grows, the requirement for real-word data increases. This effect is compounded by the availability of low cost digital signal processors (DSP) dedicated to specific applications in communications, multimedia and computation. The combination of precision and speed in data converter products is an important facet in the design of high performance electronic systems. With an increase in processing power, customers expect a high degree of accuracy in their equipment. Digital imaging products are expected to have finer resolution, flat panel displays are expected to be larger and provide a better picture and test equipment is expected to detect variations at a more precise level. All of these requirements place demands on the analog-to-digital converter (ADC) used in such systems.

Xicor’s Mixed-Signal Solutions, Products and Applications

      Our products leverage proprietary nonvolatile technology, industry standard EEPROM technology and industry standard fine-line CMOS processes to provide differentiated high performance analog mixed-signal products. We have three technology approaches that provide customers a variety of features and benefits. Many of our products leverage nonvolatile EEPROM memory to provide a design engineer the ability to design systems that are self-calibrating or that can be altered easily. Other products utilize our proprietary nonvolatile technology to implement analog circuits that provide very high precision and require extremely low power. We have also developed high frequency analog-to-digital converters that are mixed-signal products utilizing an industry standard fine-line CMOS process. These products provide high resolution, high speed, low minimum operating voltage and low power for use in systems that have large amounts of analog information that must be processed digitally. By using our products, manufacturers and end-users can customize microcontroller and microprocessor-based products to address specific system sensing and signal processing applications with flexibility, accuracy and high frequency solutions that are cost effective while minimizing power supply needs.

      Analog mixed-signal product sales were approximately 76% of total net sales in 2003, 63% in 2002, 50% in 2001 and 35% in 2000. Our Analog Mixed-Signal Products include the following products:

Data Conversion Products: Digitally Controlled Potentiometers or XDCPs represent the most established product line in our Mixed-Signal Product group. XDCPs are digitally controlled solid-state electronic variable resistors that give designers more flexibility and the ability to design more accurate systems. Applications for these devices include controlling the Liquid Crystal Display (LCD) brightness in cell phone handsets and laptop computers, power amplifier control for communications systems and wireless radio frequency power settings, and high-resolution data acquisition systems for industrial control, test instrumentation and medical equipment. In 2003 we introduced a family of extremely low power precision voltage references based on proprietary Xicor process technology and design expertise. These devices address a wide range of applications in industrial test and measurement equipment, portable digital electronics as well as communications equipment by establishing a precision voltage as a system reference point. In addition to better overall accuracy than competing solutions, these products support the need for minimum power consumption in battery applications and low power dissipation where thermal regulation is important. Through the use of proprietary floating gate analog (FGA) technology we can achieve levels of performance that have been difficult to attain with traditional voltage reference products. We have applied for eight patents in this area and continue to define a strong base of intellectual property in the area of floating gate technology in analog circuit design.

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

Application Specific Standard Products: We market products targeted at the fiber optic market that integrate several major control and monitoring functions for laser diode modules and fiber optic applications in Local Area Network (LAN) and Metropolitan Area Networks (MAN) as well as long-haul transmission applications. These products support the requirements for bias and modulation current control of the laser diode in gigabit-Ethernet, fiber channel, 10-gigabit Xenpak and dense wave division multiplexing (DWDM) applications. Other application specific products for communications applications serve the needs of wireless applications in base stations for adjusting the power in an RF power amplifier by controlling bias current. In 2003 we introduced a family of high performance analog-front-ends (AFE) for the flat panel display (FPD) market. These products convert analog signals sent from a computer to a high resolution FPD. We are focused on supporting the needs of larger format displays and supplying a family of analog-front-ends that can digitize analog signals at speeds above 200 million samples per second (MSPS). Additionally, these products address the requirements in digital television for capturing the video inputs from a wide variety of sources such as set-top boxes, DVDs and other consumer electronic devices.

Time-keeping Products. We market real time clock products for timekeeping and date stamping in applications that require accuracy over time and temperature. Common applications are in utility meters, DVD players and recorders, set top boxes and cable modems. These devices are used to maintain an accurate clock to record events without repeated calibration as systems are in use for extended periods of time.

Nonvolatile Memory Products and Applications

      Memory Product sales were approximately 24% of total net sales in 2003, 37% in 2002, 50% of sales in 2001 and 65% of sales in 2000. Our Memory Products consist primarily of parallel EEPROM and, to a lesser extent, serial EEPROM devices.

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

      In March 2001, we announced our plan to exit the serial EEPROM market. We have substantially completed our exit from the serial EEPROM business.

Marketing and Sales

      Our products are sold worldwide for a broad range of applications, including communications, computing, networking and industrial applications. We market our products directly from our headquarters in Milpitas, California and from regional domestic and foreign sales offices. We sell our products to OEM customers either directly or indirectly through distributors or contract manufacturers. Products are marketed domestically through a national network of independent sales representatives, each of which has been granted an exclusive sales territory, and through non-exclusive national stocking distributors that also handle competitive products. Our products are also marketed internationally through a network of independent exclusive and non-exclusive sales representatives and non-exclusive stocking distributors. Certain of our shipments are made to distributors under agreements that allow a right of return and price protection on unsold inventory. Our policy is to defer recognition of sales and related costs on such shipments until the distributors sell the products.

      In new applications, particularly for newly introduced devices, our products generally require long “design-in” cycles for customer applications and extensive support by our field application engineers. We consider close support of our customers’ design efforts to be an important aspect of our marketing strategy. The design engineering community that we address with our products is large and in order to communicate effectively requires significant advertising and public relations efforts. We invest in advertising our products in a wide variety of publications in many countries. We support the needs of engineers for technical literature with data sheets and applications notes that are available in print or via our web site www.xicor.com.

      Sales outside of North America constituted approximately 66% of total net sales in 2003, 64% in 2002, and 54% in 2001. Our international sales are generally denominated in U.S. dollars.

      One distributor accounted for 25% of total net sales in 2003, 28% in 2002 and 23% in 2001. Another distributor accounted for 14% of total sales in 2003 and 15% in 2002. Distributors are not themselves end users of our products, but rather serve as a channel of sale to many end users of our products. During 2003, purchases by one contract manufacturer, MFS Technology (S) Pte Ltd., accounted for 10% of our sales.

Manufacturing

      We have been a fabless semiconductor company since November of 2000. Historically, we manufactured all silicon wafers used to provide the semiconductor devices for our products. However, the rapidly escalating capital investments necessary to keep pace with technological advances and the increasing need for larger factories in order to efficiently spread the high level of fixed costs associated with complex semiconductor manufacturing operations have led to the emergence of wafer fabrication foundries, enabling many semiconductor companies to outsource portions or all of their wafer requirements.

      During 1998 we announced and began to implement a restructuring plan to change our manufacturing and procurement strategies to significantly increase outsourcing of wafer fabrication and product testing to overseas subcontractors and to streamline operations. This change was in response to market conditions that made it more economical to outsource manufacturing. Presently, Yamaha Corporation and ZMD GmbH provide substantially all of our wafers. In 2003 we qualified two more foundries, TSMC and Chartered Semiconductor. In 2003 TSMC began manufacturing our application specific solution for the high resolution flat panel display market using their 0.18 micron CMOS logic process. In 2003 we used Chartered Semiconductor’s 0.6 micron analog mixed-signal and EEPROM process for certain new products and we recently received first silicon on a 0.18 micron product.

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

      The principal raw materials utilized in the production process used to manufacture our products are polished silicon wafers, ultra-pure metals, chemicals and gases. We rely on overseas wafer fabrication, sort, assembly and test contractors to manufacture our parts. The encapsulation materials that enclose the chip and provide the external connecting leads are provided by the independent assembly contractors or are purchased by us and shipped to such contractors. We also rely on overseas contractors to maintain and ship our inventories. Information regarding risks attendant to our foreign operations is set forth below under the heading “Risk Factors Affecting Future Results” in Part II, Item 7.

Research and Development

      Our focus is on providing integrated circuits with higher levels of analog mixed-signal integration. We differentiate our products by virtue of leveraging our expertise in nonvolatile technology and high frequency signal processing in standard logic processes. This strategy requires process and design expertise as well as applications engineering support. Continuing to utilize increasingly advanced processes and new product development are essential to maintaining and enhancing our competitive position.

      Research and development expenditures were $10.8 million or 26% of sales in 2003, $13.1 million or 34% of sales in 2002, and $13.6 million or 19% of sales in 2001. Research and development activities require a high degree of complexity in design and manufacturing process, and consequently we must continuously invest a significant percentage of sales in research and development and in the pre-production engineering activity related to new products and technologies. Approximately 40% of our workforce is engaged in research and development activities, which are performed primarily in the Silicon Valley.

Patents and Licenses

      We hold approximately 50 United States patents and several foreign patents covering various circuit designs and device structures. Further, additional patent applications for products are pending in the United States and abroad. Similar to other semiconductor manufacturers, we have granted licenses under our patents and may continue to do so in the future. We believe that, due to the rapidly changing technology in the semiconductor industry, our future success will be dependent primarily upon the technical expertise and creative skills of our personnel rather than patent protection.

Acquisitions

     Poweready, Inc.

      In the fourth quarter of 2003, we acquired Poweready, Inc., a privately held company. The acquisition of Poweready provides Xicor intellectual property and customer relationships necessary to expand our presence in the smart battery management area. Applications for this technology include battery packs for notebook and laptop computers as well as handheld digital test and measurement equipment.

     Analog Integration Partners, LLC

      In the second quarter of 2002 we established our Signal Processing Group with the acquisition of Analog Integrated Partners, LLC (AIP), a privately held company. Founded in 1999, AIP was led by engineering veterans from Exar Corporation, Micropower Systems and Sage, Inc. Our Signal Processing Group designs and develops high performance analog mixed-signal products for signal processing and data conversion applications. Applications for this technology include high resolution flat panel displays (FPD), graphics and imaging processing, wired and wireless communication systems and test and measurement equipment.

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

Employees

      At December 31, 2003 we had 126 employees, approximately 40% of whom were engaged in research and development activities. None of our employees are represented by a labor organization and we consider our employee relations to be good. Many of our employees are highly skilled and we believe our success will depend upon our ability to hire and retain key, qualified human resources.

Officers of the Registrant

      Information regarding each of our current officers is set forth below:

Name	Age	Office

Louis DiNardo*	44	Co-Chairman, President and Chief Executive Officer
Geraldine N. Hench*	46	Vice President, Finance and Administration and Chief Financial Officer
R. Todd Smathers*	55	Senior Vice President, Operations
Steven R. Bakos*	37	Vice President, Sales
Davin Lee*	33	Vice President, Marketing
Sandeep Agarwal	42	Vice President, Engineering, Display Products
John M. Caruso	53	Vice President, Engineering, Signal Processing Products
Carlos Laber	52	Vice President, Engineering, Linear Products
Jim McCreary	57	Vice President, Technology
John Sramek	52	Vice President, Business Development

*	Denotes Executive Officer.

      Louis DiNardo, Co-Chairman, President and Chief Executive Officer. Mr. DiNardo joined Xicor as President and Chief Executive Officer in November 2000. He has been involved in sales, marketing and operations within the semiconductor industry for over 20 years. Mr. DiNardo came to Xicor from Linear Technology Corporation (LTC), where he was General Manager of Mixed-Signal Products. During his 13 years at LTC, Mr. DiNardo held positions as Vice President — Marketing, Director of North American Distribution, and Area Sales Manager. Prior to LTC, Mr. DiNardo worked for 8 years at Analog Devices, where he was involved primarily in Field Sales and Applications. Mr. DiNardo received his bachelor’s degree from Ursinus College.

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

      Steven R. Bakos, Vice President, Sales. Mr. Bakos joined Xicor in October 2002 as Vice President, Sales. Mr. Bakos brings fifteen years experience in the industry. He spent the last eleven years at Linear Technology Corporation, where he most recently served as Northwest Area Sales Manager. He also had other management positions in sales and marketing, including responsibility for North American Distribution Marketing. Prior to his affiliation with Linear, Mr. Bakos spent three years at National Semiconductor Corporation. He holds a B.S. degree in Engineering from Cornell University (New York).

      Davin Lee, Vice President, Marketing. Mr. Lee joined Xicor in December 2001 as Senior Director of Sales for North America and was appointed Vice President, Marketing in February 2003. Mr. Lee brings 12 years experience in the industry. From 2000 to 2001 Mr. Lee was at Altera Corporation as a Strategic Business Manager. From 1994 to 2000 he was employed by National Semiconductor in a variety of sales and marketing positions. He holds a B.S. degree in Electrical Engineering from The University of Texas (Austin) and an M.B.A from Kellogg School of Management at Northwestern University (Illinois).

      Sandeep Agarwal, Vice President, Engineering, Display Products. Mr. Agarwal joined Xicor in April 2002 as Director of Engineering, Signal Processing Products and was appointed Vice President, Engineering, Display Products in October 2003. Mr. Agarwal came to Xicor through the acquisition of Analog Integration Partners, LLC where he served as Director of Engineering from July 2001 to April 2002. From 1998 to 2001 Mr. Agarwal was employed at Sage Incorporated as Director of Analog Engineering. Prior to that, from 1995 to 1997 he worked at Arcus Technology in Bangalore, India. Mr. Agarwal received the degrees of Master of Science in Electrical Engineering from Indian Institute of Technology, Mumbai and Ph.D. from Indian Institute of Technology, Kanpur.

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

      Carlos Laber, Vice President, Engineering, Linear Products. Mr. Laber joined Xicor in July 2002 as Vice President, Engineering, Linear Products. Mr. Laber has more than 24 years of design and management experience in mixed-signal analog circuit design and new product definition. Mr. Laber came to Xicor from Micrel Semiconductor where he was Vice President, Design Engineering since March 2000. Prior to Micrel, Micro Linear Corporation employed Mr. Laber from 1984 to 2000 where he held the positions of Vice President of Design Engineering, Director of Engineering, and Principal Engineer. Prior to 1984, National Semiconductor and Intel Corporation employed Mr. Laber in various design engineering positions. He holds a Masters Degree in Electrical Engineering from the University of Minnesota (Minneapolis) and an Electrical Engineering degree from the University of Buenos Aires, Argentina.

      James McCreary, Vice President, Technology. Mr. McCreary joined Xicor in October 1998 as Vice President, Engineering and was appointed Vice President, Technology in February 2003. From 1996 through 1998 Mr. McCreary was involved in private business ventures. In 1983 Mr. McCreary co-founded Micro Linear Corporation where he was Vice President of Engineering from 1983 through 1995. Mr. McCreary received the degrees of Master of Science in Electrical Engineering and Ph.D. from the University of California, Berkeley and is a holder of several patents.

      John Sramek, Vice President, Business Development. Mr. Sramek joined Xicor in April 2002 as General Manager, Signal Processing Products in connection with our acquisition of Analog Integration Partners, LLC (AIP), and was appointed Vice President, Business Development in July 2003. Mr Sramek joined AIP as President in December 2001. From 1997 to 2001, Mr. Sramek was the Vice President and General Manager of Exar’s Video and Imaging Division, a leading AFE supplier to DSC and scanner manufacturers. He has also held senior marketing and applications positions at Micro Power Systems and Harris Semiconductor. He received BSEE and BA English Literature degrees from Bucknell University and an MBA from Santa Clara University.

Where You Can Find More Information

      We file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, in accordance with the Securities Exchange Act of 1934, or the Exchange Act. You may read and copy our reports, proxy statements and other information filed by us at the public reference room of the SEC in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information about the public reference rooms. Our reports, proxy statements and other information filed with the SEC are available to the public over the Internet at the SEC’s website at http://www.sec.gov and through a hyperlink on our Internet website at http://www.xicor.com.

Item 2.     Properties

      Our executive offices are located in an approximately 62,000 square-foot building at 933 Murphy Ranch Rd., Milpitas, California. This facility, which houses our design, research and development and reliability operations and executive, marketing and administrative offices, is leased. The lease expires in 2010 and provides for an annual base rental of $981,788 in 2004 increasing 3.5% annually and requires us to pay all real estate taxes, utilities and insurance and to maintain the building and premises. We believe our facility is adequate for our foreseeable needs.

Item 3.     Legal Proceedings

      Information regarding legal proceedings is set forth in Note 11 of the Notes to Consolidated Financial Statements which information is hereby incorporated by reference.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2003.

PART II

Item 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock trades on the Nasdaq National Market tier of the Nasdaq StockSM under the symbol XICO. The table below sets forth the high and low sales prices for our Common Stock as reported by Nasdaq for each calendar quarter.

	High	Low

Fiscal year ended December 31, 2003
First Quarter	$5.19	$3.05
Second Quarter	6.79	4.24
Third Quarter	10.68	6.30
Fourth Quarter	13.28	9.60

	High	Low

Fiscal year ended December 31, 2002
First Quarter	$12.95	$7.50
Second Quarter	11.45	3.97
Third Quarter	5.88	3.27
Fourth Quarter	4.70	2.05

      There were approximately 910 shareholders of record on February 18, 2004.

Dividend Policy

      We have never declared or paid any cash dividend on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain future earnings, if any, for use in our business.

Equity Compensation Plan Information

      The following table summarizes the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuance, under our compensation plans as of December 31, 2003.

(c)
Number of
Securities
Remaining
	(a)		Available for
	Number of		Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-average	Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in
Plan Category	and Rights	and Rights	column (a))

	(In thousands)		(In thousands)
Equity compensation plans approved by security holders	1,656	$5.70	2,514 (1)
Equity compensation plans not approved by security holders(2)	5,199	4.88	53

Total	6,855	$5.08	2,567

(1)	Included in this amount are 380,000 shares available for future issuance under our Employee Stock Purchase Plan.

(2)	Amounts correspond to our 1998 Plan, which is not subject to shareholder approval, described in Note 7 to the consolidated financial statements.

Item 6.     Selected Financial Data

Financial Operating Information

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Operations Data:
Net sales	$41,448	$38,534	$70,073	$122,849	$114,887
Cost of sales	18,779	19,076	45,100	71,672	80,474

Gross profit	22,669	19,458	24,973	51,177	34,413

Operating expenses:
Research and development	10,811	13,056	13,613	15,880	14,560
Selling, general and administrative	10,419	11,033	18,235	26,122	22,360
Restructuring and facilities charge (credit)	—	1,936	3,205	(3,841)	23,719
Amortization of purchased intangible assets	1,135	739	—	—	—
In-process research and development	—	1,800	—	—	—

	22,365	28,564	35,053	38,161	60,639

Income (loss) from operations	304	(9,106)	(10,080)	13,016	(26,226)
Interest expense	(959)	(3,259)	(524)	(817)	(1,407)
Interest income	366	789	1,237	1,458	704
Other income and (expense) net	2,718	(1,206)	—	—	—

Income (loss) before income taxes	2,429	(12,782)	(9,367)	13,657	(26,929)
Provision for income taxes	—	—	102	491	—

Net income (loss)	$2,429	$(12,782)	$(9,469)	$13,166	$(26,929)

Net income (loss) per share:
Basic	$0.09	$(0.55)	$(0.43)	$0.62	$(1.32)

Diluted	$0.08	$(0.55)	$(0.43)	$0.57	$(1.32)

Shares used in per share calculations:
Basic	26,413	23,265	21,803	21,189	20,324

Diluted	29,101	23,265	21,803	23,286	20,324

	December 31, 2001

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$22,320	$38,381	$56,367	$29,121	$22,233
Working capital	17,507	28,835	38,563	11,559	3,573
Total assets	58,660	67,096	80,451	64,323	54,794
Long-term obligations, less current portion	274	32,976	32,634	715	9,794
Accumulated deficit	(131,212)	(133,641)	(120,859)	(111,390)	(124,556)
Shareholders’ equity	44,773	15,575	16,916	20,215	4,449

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are forward-looking are based on current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. See “Safe Harbor Statement” and “Risk Factors Affecting Future Results” sections following.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 28 to 47.

Results of Operations

Overview of 2003

      Xicor designs, develops and markets high performance analog mixed-signal integrated circuits used in communications, computing, networking and industrial applications. Xicor’s Mixed-Signal Products include data conversion products, power management integrated circuits, application specific standard products and time-keeping devices. Xicor’s programmable analog mixed-signal components regulate, control, convert and manage various voltages and currents through the use of a serial interface and internal EEPROM.

      Our key objectives for 2003 were to return to profitability and expand our Served Addressable Market (SAM) and base of technology. Net income for the year was $2.4 million, or $0.08 per diluted share, on sales of $41.4 million. Our return to profitability in 2003 was based on a number of trends that highlight our progress in key areas. Our analog and mixed-signal revenue in 2003 rose 30% year-over-year to $31.6 million or more than 75% of our total sales. This growth more than offset the decline in our legacy memory sales of $4.3 million for the year. We increased our gross margin percentage to 55% on an improved product mix and expense reductions. During the year we also eliminated our long-term convertible debt, which resulted in a gain of $2.7 million, significantly improved our debt to equity ratio and reduced our net interest expense.

      We increased our SAM significantly through the introduction of three high performance general purpose product lines: precision voltage references, real-time clocks and power sequencing devices and two application specific standard products (ASSP): analog-front-ends and battery management integrated circuits. The new high performance general purpose product lines add to our established digital potentiometer and voltage supervisor product lines that tend to have long life cycles and serve a broad range of customers and applications. The addition of ASSP products in 2003 enhances our ability to address high growth markets with a limited customer base. Our new and existing products address requirements for analog and mixed-signal devices in consumer electronics products such as digital televisions, cellular handsets and portable computers. Additionally, we address requirements in communications systems for wireline and wireless infrastructure, as well as industrial, test and measurement and medical electronics

      We continue to focus on delivering innovative analog and mixed-signal products to our customers in order to drive revenue and earnings growth. In fiscal 2004, we expect to see continued growth in our mixed-signal business.

     Sales

      Our sales are derived from two product groups, analog and mixed-signal products and memory products. Analog and mixed-signal product sales represent our core market and accounted for approximately 76% of total net sales in 2003, compared to 63% of total net sales in 2002, 50% of total net sales in 2001 and 35% of net sales in 2000. Memory product sales consist of two legacy businesses, parallel EEPROMs, which we are retaining, and serial EEPROMs, which we have exited. Annual sales by product group were:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Analog and mixed-signal sales	$31,585	$24,371	$34,942
Memory sales	9,863	14,163	35,131

Total sales	$41,448	$38,534	$70,073

      For 2003, total sales were $41.4 million compared to $38.5 million in 2002. Fiscal year 2002 sales included a benefit of $0.4 million resulting from putting all our global distribution partners on our fiscal calendar in connection with the realignment of our distribution channel to better serve fulfillment and demand creation efforts.

      For 2003, analog and mixed-signal sales were $31.6 million up 30% from $24.4 million in 2002. Our analog and mixed-signal product sales growth in 2003 was primarily due to higher unit sales of power management products and secondarily due to higher unit sales of data conversion products used to control LCD brightness in cellular handsets. To a lesser extent, engineering revenues generated by the Signal Processing Group, which increased to $1.6 million in 2003 from $0.4 million in 2002, contributed to the year-over-year increase in mixed-signal sales.

      In 2002, overall economic and industry-wide conditions were weak which negatively impacted our 2002 revenues in all product groups compared to 2001. In particular, the communications market segments that we sell our products into were adversely impacted by the severe economic downturn that was characterized by a significant drop in end user demand and exacerbated by excess inventory in global sales channels.

      In 2002 mixed-signal product sales decreased 31% from 2001 primarily due to lower demand in the communications market as well as an overall decline in general economic conditions. Mixed-signal sales were level sequentially in the first two quarters of 2001 and then declined in the second half of the year on lower unit sales. In the first quarter of 2002, mixed-signal sales remained relatively stable compared to the fourth quarter of 2001. Mixed-signal sales increased 27% sequentially in the second quarter of 2002 on higher unit sales, increased 8% sequentially in the third quarter of 2002 on higher unit sales and then remained relatively stable sequentially in the fourth quarter of 2002.

      As shown in the table below, sales of our legacy memory products declined 30% in 2003 and 60% in 2002 compared to the immediately preceding year:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Parallel EEPROM sales	$7,672	$9,901	$19,330
Serial EEPROM sales	2,191	4,262	15,801

Total memory sales	$9,863	$14,163	$35,131

      In 2003 parallel EEPROM product sales decreased 23% from 2002 primarily due to lower unit shipments of high density parallel EEPROMs as the overall market for these products has contracted. Parallel EEPROM sales decreased 49% from 2001 to 2002 principally due to lower unit shipments as the overall market for these products contracted and weak economic conditions persisted. Serial EEPROM product sales declined in 2003 and 2002 due to our exit from this business. Serial sales decreased 49% from 2002 to 2003 and 73% from 2001 to 2002. The serial EEPROM sales decreases were primarily due to lower unit shipments and, to a lesser extent, lower average selling prices. We expect serial EEPROM sales to continue to decrease and parallel EEPROM sales to remain relatively stable in 2004.

      In 2003 our growth in analog and mixed-signal sales helped offset the decline in memory sales of $4.3 million discussed above. We have completed several initiatives that will allow us to further consolidate our effort in the high performance analog area. We obsoleted several legacy system management products which contributed over $3 million in mixed-signal revenue in 2003, but were not strategic and required significant engineering effort and expense to maintain, we exited the serial memory area which contributed over $2 million in revenue in 2003 and we completed the intellectual property contract development commitments associated with our acquisition of Analog Integration Partners which generated revenue of approximately $1.6 million in 2003. During 2004, we expect growth in strategic product areas such as data conversion, real time clocks, battery management and display products to offset the impact from obsoleting legacy system management products.

Cost of Sales and Gross Profit

      Our gross profit percentage is expected to fluctuate as a result of changes in product mix, product costs and average selling prices. Over the past several years we have been transitioning the company from a manufacturer of commodity memory with low gross margin products into a fabless semiconductor company focused on the high-performance analog and mixed-signal segment of the semiconductor market with higher margins.

      For 2003, gross profit as a percentage of sales was 55% compared to 50% in 2002, and 36% in 2001. As discussed below, cost of sales for the first quarter of 2001 included an $8.2 million charge to write down inventories. Cost of sales for 2002 and 2001 included a $1.9 million and $2.5 million benefit, respectively, related to the amortization of the deferred gain on the sale of the fab assets. The benefit from the amortization of the deferred gain ended in the third quarter of 2002 due to the early termination of the related foundry agreement. The net benefit to gross margin resulting from the sale of products that had been previously written down was less than $0.5 million in each of the years ended December 31, 2003, 2002 and 2001.

      The 2003 gross profit percentage benefited from lower manufacturing overhead expenses compared to 2002, which offset the impact of the benefit from the amortization of the deferred gain on the sale of the fab assets ending in 2002. Additionally, the gross profit percentage for 2003 improved compared to 2002 due to a product mix that consisted of a higher proportion of mixed-signal products which carry higher average margins than our memory products. The gross margin improvement in 2003 compared to 2002 was partially offset by a decline in the gross profit percentage of parallel memory sales resulting from a change in the product mix towards lower density, commodity parallel parts.

      Compared to 2001, the gross profit percentage in 2002 benefited from a shift in the product mix to a larger percentage of higher margin mixed-signal and parallel EEPROM sales and a smaller percentage of lower margin serial EEPROM sales, the amortization of $1.9 million of the deferred gain on the sale of the fab assets over a lower sales level and lower manufacturing costs due to spending controls. These benefits were partially offset by lower absorption of fixed costs as manufacturing volumes were reduced in 2002 due to the weak industry-wide economic conditions.

Research and Development

      In 2003, research and development expenses amounted to $10.8 million or 26% of sales compared to $13.1 million or 34% of sales in 2002, and $13.6 million or 19% of sales in 2001. Research and development expenses decreased by approximately $2.2 million in 2003 compared to 2002 primarily due to the completion of the development phase of several products and, to a lesser extent, reduced personnel costs resulting from headcount reductions. The absolute dollar amount of research and development expenses in 2002 was relatively consistent with the 2001 expense level as the benefits from spending controls were largely offset by the increased personnel costs resulting from the second quarter 2002 acquisition of our Signal Processing Group, formerly Analog Integration Partners LLC (AIP).

Selling, General and Administrative

      In 2003 selling, general and administrative expenses amounted to $10.4 million or 25% of sales compared to $11.0 million or 29% of sales in 2002 and $18.2 million or 26% of sales in 2001. The $0.6 million decrease in selling, general and administrative expenses in 2003 compared to 2002 was primarily due to spending controls, reduced personnel costs related to headcount reductions and lower depreciation expense partially offset by an increase in advertising to promote new products. The decrease in the dollar amount of selling, general and administrative expenses in 2002 compared to 2001 is primarily due to reduced personnel expenses of $2.5 million related to headcount reductions and $1.6 million lower commission expenses related primarily to the decreased sales in 2002 and to a lesser extent overall spending controls.

Restructuring and Other Charges

      We have been transforming Xicor from a manufacturer of commodity memory semiconductors into a fabless semiconductor company focused on the high-performance analog and mixed-signal segment of the semiconductor market. This effort demanded comprehensive changes in virtually every element of the company and, compounded by the weak overall economic and industry-wide conditions in 2001 and 2002, resulted in restructuring and other charges as the transformation took place. Charges by year were as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Restructuring and facilities	$—	$1,936	$3,205
Inventory write-down	—	—	8,200

Total	$—	$1,936	$11,405

      At the beginning of 2001, we had a restructuring accrual of $2.5 million that consisted of $2.0 million of accrued severance costs to reduce our workforce by approximately 50 employees primarily in administrative, manufacturing and support groups and $0.5 million of other restructuring related costs.

      In the first quarter of 2001, we announced our plan to exit from offering serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, our first quarter 2001 results included an $8.2 million charge to cost of sales to write down inventories to their net realizable value and a $3.2 million restructuring charge. The $3.2 million restructuring charge consisted of $1.5 million of severance-related costs for an additional reduction in our workforce of approximately 95 employees, $1.2 million of fixed asset write-offs principally related to leasehold improvements in the facility that housed our test operation and $0.5 million of other restructuring-related costs.

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

      Terminating our prior facility lease and entering into the new facility lease allowed us to consolidate our operations in a more efficient facility and reduce our future minimum lease commitments, exclusive of restructuring related lease payments, by approximately $0.3 million per year in 2003 through 2009. Our minimum lease commitment increased by $1.2 million in 2010 as the new facility lease term is one year longer than the prior facility lease term. The facilities abandonment resulted in a fourth quarter 2002 facilities related restructuring charge of $0.9 million consisting of $0.5 million for the non-cash abandonment of leasehold improvements, equipment and furniture and $0.4 million of exit costs consisting primarily of rent after abandonment of the facilities.

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

      During 2003, we completed the restructuring and utilized the $0.7 million balance of the restructuring accrual for $0.4 million of exit costs consisting primarily of rent for the period after abandonment of the facilities, $0.2 million for severance costs to terminated employees and $0.1 million for other restructuring costs.

     Acquisitions

      Amortization of purchased intangible assets was $1.1 million in 2003 and $0.7 million in 2002. The amortization of intangible assets increased in 2003 compared to 2002 due to the acquisition of Poweready, Inc. in October 2003 and to a lesser extent a full year of amortization related to AIP (acquired in April 2002). There was no amortization expense in 2001 as our first acquisition was completed in 2002. Based on our purchased intangible assets as of December 31, 2003, the estimated amortization of purchased intangible assets will increase to approximately $1.7 million in 2004.

     Poweready, Inc.

      On October 28, 2003, we acquired Poweready, Inc. (PRI), a privately held company that engages in the design, manufacture and distribution of battery management systems, for total consideration of $12.8 million, consisting of $9.4 million of stock (947,368 shares of Xicor common stock valued at $9.95 per share, the average closing price the 5 days surrounding the signing of the definitive agreement), $3.0 million in cash and direct acquisition costs of $0.4 million for legal, appraisal and accounting fees. Additional consideration of up to $3.0 million will be payable in stock if certain performance milestones are met in 2004 through 2006. The amounts assigned to the intangible assets acquired in the PRI purchase were allocated by management based upon various factors, including an independent appraisal, and consisted of $2.4 million of current technology which is being amortized over 5 years from the date of acquisition, $0.7 million for customer contracts and relationships which is being amortized over 5 years, $0.3 million for a non-compete agreement which is being amortized over 3 years and $0.2 million for order backlog which is being amortized over 3 months. None of the $9.5 million in goodwill is expected to be deducted for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead reviewed annually for impairment and evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

     Analog Integration Partners, LLC

      On April 16, 2002, we acquired Analog Integration Partners LLC (AIP), a privately held company that designs and develops high-performance analog signal processing and data conversion circuits, for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three consecutive days ended April 16, 2002), $5.0 million in cash and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The $2.7 million of the purchase price allocated to current technology and $0.1 million allocated to customer contracts for professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. In accordance with SFAS No. 142, the $10.8 million of the purchase price allocated to goodwill is not being amortized but instead reviewed annually for impairment and evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired. In the fourth quarter of 2003, we completed the annual impairment test of the goodwill recorded as a result of the purchase of AIP and concluded that there was no impairment of goodwill. For tax purposes, the goodwill is being amortized on a straight-line basis over 15 years.

      The $1.8 million of the purchase price of AIP allocated to in-process research and development expense in the second quarter of 2002 related to AIP’s engineering effort that was focused on developing the analog front-end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process. Management determined the value of the in-process research and development based upon various factors, including an independent appraisal. The appraisal used a discounted cash flow method and several factors including projected financial results, relative risk of successful development, time value of money and level of completion. Projected financial results were based on a number of estimates including market growth rates, the company’s competitive position, the product roadmap, the company’s cost structure, development timelines, resource requirements and the long-term effective tax rate. The risk-adjusted discount rate used for projected cash flows was 50%. As of the acquisition date, the project was estimated to be approximately 5% complete and the estimated cost to complete the project was approximately $3 million. Initial revenues related to products developed under this project commenced in the fourth quarter of 2003 and the actual cost of the project approximated the estimate.

     Other Income and Expense

      In 2003 interest expense decreased compared to 2002 due to the repurchase in April 2003 of all $35 million of our outstanding 5.5% convertible subordinated notes. Interest expense increased in 2002 compared to 2001 due to interest expense and amortization resulting from our November 2001 issuance of $35 million of 5.5% convertible subordinated notes and warrants.

      In 2003 interest income decreased compared to 2002 primarily as a result of a decrease in the average balance invested and, to a lesser extent, lower interest rates. Interest income decreased in 2002 compared to 2001 primarily as a result of lower interest rates, partially offset by an increase in the average balance invested. The average cash and investments balance was higher in 2002 than in 2001 primarily due to funds generated from the November 2001 issuance of convertible subordinated notes and warrants, partially offset by funds used in 2002 operating activities and for the second quarter 2002 acquisition of AIP.

      For the year ended December 31, 2003, other income consists of a one-time gain of $2.7 million resulting from the repurchase of all $35 million of our outstanding convertible subordinated notes. Other expense for the year ended December 31, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company. Other income for the year ended December 31, 2002 includes $700,000 from a favorable sales tax audit, a $400,000 benefit associated with the sale of our wafer fabrication facility in 2000 and $194,000 from the early termination of a wafer foundry agreement with Standard MEMS.

     Taxes

      While net income was generated in 2003, no taxes were provided due to offsetting tax deductions. No taxes were provided in 2002 due to the net loss. The provision for income taxes for 2001 consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. Net deferred tax assets of $67.4 million at the end of 2003 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets.

Liquidity and Capital Resources

	December 31,

	2003	2001	2002

	(In thousands)
Cash, cash equivalents & investments	$22,320	$38,381	$56,367
Total long-term obligations	520	33,408	33,475
Shareholders’ equity	44,773	15,575	16,916
Total capitalization (long-term obligations plus equity)	45,293	48,983	50,391
Long-term obligations to total capitalization	1%	68%	66%

      Our debt to equity ratio improved substantially in 2003 compared to 2002 because we repurchased all $35 million of our outstanding convertible subordinated notes for total consideration of $27.5 million or 79 cents on each dollar of face value in April 2003. The consideration for the note repurchase consisted of $14.4 million in cash and $13.1 million of common stock (2.9 million shares of common stock valued at the closing price on the respective repurchase dates).

      In 2003 we used $1.6 million of cash in operating activities (including $0.7 million associated with restructuring activities). Cash used in investing activities was $11.2 million in 2003, consisting of net investments in cash-based, available-for-sale securities of approximately $7.3 million, the $3.0 million cash portion of the consideration paid to acquire Poweready, Inc. and $0.9 million of equipment purchases. We used $10.6 million of net cash from financing activities in 2003, consisting of the $14.4 million cash portion of the consideration paid to repurchase our outstanding convertible subordinated notes and $0.4 million of cash used to repay long-term capital lease obligations, partially offset by $4.2 million of cash generated from the issuance of common stock under employee stock plans.

      In 2003 we used $1.6 million of cash in operating activities. During the year we had net income of $2.4 million. Working capital consumed $4.2 million of cash principally due to a $3.4 million reduction in our accounts payable and accrued liabilities as we reduced spending in 2003 and completed our restructuring. Additionally, we generated $2.2 million in cash as we decreased our inventory to be consistent with our current business and consumed $2.6 million as our distributors reduced their inventory. Cash used in investing activities was $11.7 million in 2002, consisting of net investments in cash-based, available-for-sale securities of $5.7 million, the $5.0 cash portion of the consideration paid to acquire AIP and $0.9 million of equipment purchases. We generated $0.6 million of net cash from financing activities in 2002, consisting of $1.3 million of cash generated from the issuance of common stock under employee stock plans, partially offset by $0.7 million of cash used to repay long-term capital lease obligations.

      In 2001 we used $4.0 million of cash in operating activities (including $3.8 million associated with restructuring activities). Cash used in investing activities was $2.8 million in 2001, consisting of $2.5 million invested in Standard MEMS and $0.3 million for equipment purchases ($1.3 million of equipment purchases, net of $1.0 million of equipment financing). We generated $34.0 million of net cash from financing activities in 2001, principally due to our November 2001 issuance of $35.0 million of 5.5% convertible notes and warrants. The net proceeds of the offering after payment of the underwriting discount and expenses of the offering of $2.8 million were $32.2 million. We also generated $2.6 million of cash from the issuance of stock under employee stock plans and used $0.9 million to repay long-term capital lease obligations in 2001.

      Consistent with 2003, capital expenditures for 2004 are currently planned at less than $1 million and are primarily related to test and product design equipment. At December 31, 2003, we had entered into commitments for equipment purchases aggregating less than $0.5 million. At December 31, 2003, our principal sources of liquidity were cash, cash equivalents and short-term investments aggregating $22.3 million. Management believes that our existing sources of liquidity will be adequate to support our activities for the next twelve months.

      Below is a summary of fixed payments related to certain contractual obligations. Payment timing may be subject to change.

	Payments Due by Period

			2005-	2007-	After
	Total	2004	2006	2008	2008

	(In millions)
Operating leases	$7.8	$1.1	$2.1	$2.2	$2.4
Capital leases	0.6	0.3	0.3
Purchase commitments(1)	14.2	3.7	4.2	4.2	2.1

Total	$22.6	$5.1	$6.6	$6.4	$4.5

(1)	Represents open purchase orders or contractual commitments at December 31, 2003 for which goods and services have not been received, of which less than $0.5 million relates to capital commitments.

Off Balance Sheet Arrangements

      As part of our on-going business, we do not participate in transactions that generate relationships with unconsolidated entities or partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transactions.

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

      Certain of our sales to distributors are contractually subject to rights of return and price concessions on unsold inventory. Because of frequent sales price reductions on standard products, the distributors’ return rights and rapid technological obsolescence in the industry, we defer recognition of such sales until the distributors sell the inventory. From time to time we terminate distributors, contractually eliminate their rights of return and price concessions or obsolete parts in the distribution channel. In such cases, we recognize revenue after the distributors’ return rights lapse and the price is fixed.

      Amounts billed to the distributors, net of estimated price concessions, are included as accounts receivable and the related gross profit is deferred and reflected as a current liability until the revenue is recognized. The amount of gross profit recognized by us in future periods could differ from the deferred income on shipments to distributors due to the distributors’ contractual rights of return and price concessions on unsold inventory.

     Allowance for Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Accounts receivable at December 31, 2003 and 2002 are presented net of an allowance for doubtful accounts of $0.5 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Inventory Valuation

      Inventories are stated at the lower of cost or market. Each quarter we evaluate our inventories for excess quantities and obsolescence. Inventories on hand in excess of forecasted demand are not valued and we write off inventories that are considered obsolete. Remaining inventory balances are adjusted to approximate the lower of cost or market value. Product and technology transitions announced by us or our competitors, changes in the purchasing patterns of our customers and distribution partners, or adverse global economic conditions may materially affect estimates of our inventory reserve requirements resulting in additional inventory write downs. During 2001, we recorded an $8.2 million charge to cost of sales to write down inventories to their net realizable value in connection with our plan to exit from offering serial EEPROM memory products.

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

     Restructuring

      In connection with restructuring plans, we are required to make estimates about the effects of matters, or future events that are inherently uncertain. Among other items, we estimate the salvage value of assets impaired, which requires judgments concerning such factors as fluctuating equipment markets and timing and method of disposal and the cost and timing of closing leased facilities, which requires judgments concerning such factors as fluctuating real estate markets and timing of disposal. In 2001, we recorded a $3.2 million restructuring charge associated with the move to fully outsourced test and assembly operations and the exit from offering serial EEPROM memory products. In 2002, we recorded $1.9 million of restructuring and facilities charges associated with workforce reductions and the relocation of our corporate headquarters.

     Income Taxes

      Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. Our net deferred tax assets of $67.4 million at December 31, 2003 remain fully reserved because of the uncertainty regarding the ultimate realization of these assets. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets will be recorded as a credit to income in the period the determination is made.

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

Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which supercedes FIN 36. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. We believe that the adoption of this standard will have no material impact on our financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

      This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation the expectation for the addition of ASSP products in 2003 to enhance our ability to address high growth markets with a limited customer base; the plan to deliver innovative analog and mixed-signal products to drive revenue and earnings growth; the expectation to see continued growth in our mixed-signal business in 2004; the expectation for serial EEPROM sales to continue to decrease and parallel EEPROM sales to remain relatively stable in 2004; the expectation for growth in strategic product areas such as data conversion, real time clocks, battery management and display products in 2004 to offset the impact from obsoleting legacy system management products; the expectation that the gross profit percentage will fluctuate as a result of changes in product mix, product costs and average selling prices; the estimation for the amortization of purchased intangible asset to increase to approximately $1.7 million in 2004; the estimated amounts and timing of fixed payments related to contractual obligations; the projection that 2004 capital expenditures will be less than $1.0 million; and the expectation that our existing sources of liquidity will be adequate to support operations for the next twelve months.

      Forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by us and our competitors); our ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners’ timely ability to successfully manufacture products for us using our proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the successful and timely development and introduction of new products and submicron processes; and the risk factors listed from time to time in our SEC reports, including but not limited to the “Risk Factors Affecting Future Results” section following and Part I, Item 1. of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Risk Factors Affecting Future Results

The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently believe are not material may also impair our business operations.

Our operating results fluctuate significantly, and an unanticipated decline in revenue may disappoint securities analysts or investors and result in a decline in our stock price.

      You should not use our past financial performance to predict future operating results. We have incurred net losses in two of the last three years. Our recent quarterly and annual operating results have fluctuated, and will continue to fluctuate, due to the following factors, all of which are difficult to forecast and many of which are out of our control: the cyclical nature of both the semiconductor industry and the markets addressed by our products; competitive pricing pressures and related changes in selling prices; new product announcements and introductions of competing products by us or our competitors; market acceptance and subsequent design-in of new products; unpredictability of changes in demand for, or in the mix of, our products; the timing of significant orders including the fact that the sales level in any specific quarter depends significantly on orders received during that quarter; the gain or loss of significant customers; the availability, timely deliverability and cost of products manufactured on our behalf by third-party suppliers; product obsolescence; lower of cost or market inventory adjustments; changes in the channels through which our products are distributed; exchange rate fluctuations; general economic, political and environmental-related conditions, such as natural disasters; difficulties in forecasting, planning and managing of inventory levels; and unanticipated research and development expenses associated with new product introductions.

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

      We cannot assure you that we will be able to identify new product opportunities successfully, develop and bring to market new products at competitive costs, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. Furthermore, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our business, operating results and financial condition and potentially impair the $20.3 million assigned to goodwill.

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

      We out-source all manufacturing operations to subcontractors located in Asia and Europe. Our reliance on third-party foundries and subcontractors to manufacture, sort, assemble and test our products and to ship our products to customers involves the following significant risks:

•	reduced control over delivery schedules and quality;

•	the potential lack of adequate capacity, particularly during periods of strong demand;

•	difficulties selecting and integrating new foundries and subcontractors;

•	limited warranties by third-party manufacturers on products supplied to us; and

•	potential increases in product costs due to capacity shortages and other factors.

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

      The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns are generally characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than one year. Our success depends, in part, on the supply and demand balance within the industry and the various electronics industries that use semiconductors, including networking, communications and industrial companies, returning to more normal buying patterns.

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

We face intense competition from companies with significantly greater financial, technical and marketing resources that could adversely affect sales of our products.

      We compete with major semiconductor companies such as Analog Devices, Atmel Corporation, Linear Technology Corporation and Maxim Integrated Products, that have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components. In addition, our foundry partners have the right to develop and fabricate products based on our process technology.

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

      Sales outside of North America, based upon the location to which the product was shipped, accounted for approximately 66% of total net sales in 2003. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

      On March 12, 2003, the Financial Accounting Standards Board (FASB) announced its plans to re-deliberate the appropriate accounting for employee stock options with a goal to have one standard applicable to all companies. The FASB expects to have the new standard become effective sometime in 2005. If the FASB requires expensing of employee stock options by all companies, our results of operations prepared in accordance with generally accepted accounting principles would be adversely impacted.

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

Item 8.	Consolidated Financial Statements and Supplementary Data

XICOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,213	$32,648
Short-term investments	13,107	4,648
Accounts receivable, net	5,268	4,606
Inventories	3,123	4,939
Prepaid expenses and other current assets	409	539

Total current assets	31,120	47,380
Long-term investments	—	1,085
Property, plant and equipment, at cost less accumulated depreciation	2,603	3,041
Goodwill	20,278	10,762
Purchased intangible assets, net	4,487	2,062
Other assets	172	2,766

Total assets	$58,660	$67,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,786	$6,215
Accrued expenses	5,406	6,136
Deferred income on shipments to distributors	3,175	5,762
Current portion of long-term obligations	246	432

Total current liabilities	13,613	18,545
Convertible subordinated notes	—	32,506
Long-term obligations	274	470

Total liabilities	13,887	51,521

Commitments and contingencies (Notes 4, 5 and 11)
Shareholders’ equity:
Preferred stock, no par value; 5,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value; 200,000 shares authorized; 28,809 and 23,737 shares issued and outstanding	175,985	149,216
Accumulated deficit	(131,212)	(133,641)

Total shareholders’ equity	44,773	15,575

Total liabilities and shareholders’ equity	$58,660	$67,096

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands,
	except per share amounts)
Net sales	$41,448	$38,534	$70,073
Cost of sales	18,779	19,076	45,100

Gross profit	22,669	19,458	24,973

Operating expenses:
Research and development	10,811	13,056	13,613
Selling, general and administrative	10,419	11,033	18,235
Restructuring and facilities charge	—	1,936	3,205
Amortization of purchased intangible assets	1,135	739	—
In-process research and development	—	1,800	—

	22,365	28,564	35,053

Income (loss) from operations	304	(9,106)	(10,080)
Interest expense	(959)	(3,259)	(524)
Interest income	366	789	1,237
Other income and (expense), net	2,718	(1,206)	—

Income (loss) before income taxes	2,429	(12,782)	(9,367)
Provision for income taxes	—	—	102

Net income (loss)	$2,429	$(12,782)	$(9,469)

Net income (loss) per share:
Basic	$0.09	$(0.55)	$(0.43)

Diluted	$0.08	$(0.55)	$(0.43)

Shares used in per share calculation:
Basic	26,413	23,265	21,803

Diluted	29,101	23,265	21,803

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

	(In thousands)
Balance at December 31, 2000	21,466	$131,605	$(111,390)	$20,215
Issuance of shares under employee stock plans	873	2,648	—	2,648
Issuance of warrants	—	3,522	—	3,522
Net loss	—	—	(9,469)	(9,469)

Balance at December 31, 2001	22,339	137,775	(120,859)	16,916
Issuance of shares under employee stock plans	385	1,259	—	1,259
Issuance of shares for acquisition of AIP	1,013	10,182	—	10,182
Net loss	—	—	(12,782)	(12,782)

Balance at December 31, 2002	23,737	149,216	(133,641)	15,575
Issuance of shares under employee stock plans	1,236	4,237	—	4,237
Issuance of shares for repurchase of notes	2,889	13,106	—	13,106
Issuance of shares for acquisition of PRI	947	9,426	—	9,426
Net income	—	—	2,429	2,429

Balance at December 31, 2003	28,809	$175,985	$(131,212)	$44,773

See accompanying notes to consolidated financial statements.

XICOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,429	$(12,782)	$(9,469)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	1,421	2,645	3,925
Amortization of purchased intangibles	1,135	739	—
Amortization of debt issuance costs and warrants	353	1,216	140
Amortization of fab gain	—	(2,082)	(2,518)
Write off of purchased in-process research and development	—	1,800	—
Loss on impairment of investment	—	2,500	—
Gain on repurchase of convertible notes	(2,718)	—	—
Non-cash restructuring charge	—	473	1,249
Changes in assets and liabilities, net of effects from acquisition:
Accounts receivable	(620)	(968)	7,311
Inventories	2,174	4,465	4,976
Prepaid expenses and other current assets	136	(347)	447
Other assets	123	(109)	19
Accounts payable and accrued expenses	(3,409)	(5,479)	(6,256)
Deferred income on shipments to distributors	(2,587)	(4,703)	(3,793)

Net cash used in operating activities	(1,563)	(12,632)	(3,969)

Cash flows from investing activities:
Purchase of investments	(17,334)	(6,733)	—
Sales or maturities of investments	9,960	1,000	—
Investments in plant and equipment, net	(889)	(936)	(262)
Investment in Standard MEMS	—	—	(2,500)
Acquisition of Analog Integration Partners LLC	—	(5,000)	—
Acquisition of Poweready, Inc., net of cash acquired	(2,973)	—	—

Net cash used in investing activities	(11,236)	(11,669)	(2,762)

Cash flows from financing activities:
Repayments of long-term obligations	(449)	(677)	(871)
Proceeds from sale of common stock, net of issuance costs, to employees and others	4,237	1,259	2,648
Proceeds from issuance of convertible subordinated notes and warrants	—	—	32,200
Repurchase of convertible notes	(14,424)	—	—

Net cash provided by (used in) financing activities	(10,636)	582	33,977

Increase (decrease) in cash and cash equivalents	(23,435)	(23,719)	27,246
Cash and cash equivalents at beginning of year	32,648	56,367	29,121

Cash and cash equivalents at end of year	$9,213	$32,648	$56,367

Supplemental information:
Cash paid (refunded) during the year for:
Interest expense	$821	$2,050	$178
Income taxes	(4)	3	(15)
Equipment acquired pursuant to long-term obligations	—	—	969
Common stock issued for acquisition	9,426	10,182	—
Common stock issued for repurchase of notes	13,106	—	—

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

	Year Ended
	December 31,

	2003	2002	2001

	(In millions)
Mixed-signal product sales	$31	$25	$35
Parallel EEPROM product sales	8	10	19
Serial EEPROM product sales	2	4	16

Total sales	$41	$39	$70

      Sales by geographic region, based on the location to which the product was shipped, were as follows:

	Year Ended
	December 31,

	2003	2002	2001

	(In millions)
North America	$14	$14	$32
Asia Pacific	18	14	14
Europe	9	11	24

Total sales	$41	$39	$70

      One distributor accounted for 25% of total net sales in 2003, 28% in 2002 and 23% in 2001. Another distributor accounted for 14% of total sales in 2003 and 15% in 2002. Distributors are not themselves end users of our products, but rather serve as a channel of sale to many end users of our products. During 2003, purchases by one contract manufacturer accounted for 10% of our sales.

      We have adopted generally accepted accounting principles that are customary in the industry in which we operate. Following are our significant accounting policies:

Fiscal Year

      Our fiscal year ends on the Sunday nearest December 31. For purposes of financial statement presentation, each fiscal year is deemed to have ended on December 31. Fiscal years 2003, 2002, and 2001 each consisted of 52 weeks.

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

Investments

      All investments are classified as available-for-sale. Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of related tax, as a component of stockholders’ equity. Unrealized gains and losses net of related tax were not material at December 31, 2003 or 2002.

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

      Our accounts receivable are derived from sales to original equipment manufacturers and distributors serving a variety of industries located primarily in the United States, Europe and Asia. At December 31, 2003 and 2002 we had an allowance for doubtful accounts of $0.5 million. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses. Bad debt expense in each of the years ended December 31, 2003, 2002 and 2001 was less than $0.1 million.

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

Goodwill and Other Intangibles

      Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles acquired in business combinations include developed technology, customer contracts and relations, a non-compete agreement and order backlog. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we do not amortize goodwill, but instead evaluate it periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired. Identifiable intangible assets are amortized using the straight-line method over their useful lives which range from three months to five years.

      In the fourth quarter of 2003, we completed the annual impairment test of the goodwill recorded as a result of the purchase of AIP and concluded that there was no impairment of goodwill. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Long-lived Assets

      We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review the recoverability of our long-lived assets, such as fixed assets, intangible assets and investments, when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Revenue Recognition

      Our customers include original equipment manufacturers, distributors and contract manufacturers. We recognize revenue from sales when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. Sales are reduced for estimated returns and adjustments. Certain of our sales to distributors are contractually subject to rights of return and price concessions on unsold inventory. Because of frequent sales price reductions on standard products, the distributors’ return rights and rapid technological obsolescence in the semiconductor industry, we defer recognition of such sales until the distributors sell the inventory. From time to time we terminate distributors, contractually eliminate their rights of return and price concessions or obsolete parts in the distribution channel. In such cases, we recognize revenue after the distributors’ return rights lapse and the price is fixed. Amounts billed to the distributors, net of estimated price concessions, are included as accounts receivable and the related gross profit is deferred and reflected as a current liability until the revenue is recognized.

Advertising Costs

      We expense all advertising costs as they are incurred.

Product Warranties

      In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year. We accrue for warranty costs based on historical trends in product failure rates and the expected costs to provide warranty replacements. The following table summarizes the activity related to the product warranty liability during the year ended December 31, 2003 (in thousands).

Amount

Balance at December 31, 2002	$250
Accrual for Warranties issued during the year	54
Warranty replacements	(56)

Balance at December 31, 2003	$248

      As is customary in our industry, we commit to indemnify our customers and selected business partners in connection with certain intellectual property infringement claims with respect to our products. Historically, we have not incurred significant costs related to such indemnities.

Net Income (Loss) Per Share and Comprehensive Income (Loss)

      Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Basic:
Net income (loss)	$2,429	$(12,782)	$(9,469)

Weighted shares outstanding	26,413	23,265	21,803

Basic EPS	$0.09	$(0.55)	$(0.43)

Diluted:
Net income (loss)	$2,429	$(12,782)	$(9,469)

Weighted shares outstanding	26,413	23,265	21,803
Effect of dilutive securities	2,688	—	—

Weighted average common and common equivalent shares	29,101	23,265	21,803

Diluted — EPS	$0.08	$(0.55)	$(0.43)

      Potential common shares consisting of 2.7 million stock options were the only reconciling items between the number of shares used to calculate Basic EPS and Diluted EPS for the year ended December 31, 2003. Anti-dilutive weighted average shares of 0.7 million have been excluded from the effect of diluted securities because the options’ exercise prices were greater than the average price of the common stock for the year ended December 31, 2003. Outstanding warrants to purchase 0.9 million shares of common stock at $12.24 per share were also excluded from the EPS computations for the year ended December 31, 2003 as they were anti-dilutive. For the years ended December 31, 2002 and 2001, the number of shares used in the calculations of both EPS amounts were the same since stock options aggregating 6,831,000 at a weighted average price of $4.85 per share and 4,984,000 at a weighted average price of $5.06 per share, respectively, and warrants to purchase 1.0 million shares of common stock at $12.24 per share were excluded as they were antidilutive due to the net losses.

      The net income (loss) for the periods reported also represented the comprehensive income (loss) for such periods.

Accounting for Stock Options

      In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we apply Accounting Principles Board Opinion No. 25 as interpreted in Financial Accounting Standards Board Interpretation No. 44 for purposes of accounting for employee stock options. Because the exercise prices of our employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense at time of grant is recognized in the financial statements. We provide additional pro forma disclosures as required under SFAS 123 in Note 7. The following table summarizes the effect on net income and earnings per share if we applied the fair value provisions of SFAS 123 to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Net income (loss), as reported	$2,429	$(12,782)	$(9,469)
Total pro forma stock-based employee compensation expense	(5,052)	(4,410)	(3,741)

Pro forma net income (loss)	$(2,623)	$(17,192)	$(13,210)

Net income (loss) per share:
Basic — as reported	$0.09	$(0.55)	$(0.43)

Basic — pro forma	$(0.10)	$(0.74)	$(0.61)

Diluted — as reported	$0.08	$(0.55)	$(0.43)

Diluted — pro forma	$(0.10)	$(0.74)	$(0.61)

New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R which supercedes FIN 46. FIN 46R will be applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004. We believe that the adoption of this standard will have no material impact on our financial statements.

      In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

Note 2 — Restructuring:

      We have been transforming Xicor from a manufacturer of commodity memory semiconductors into a fabless semiconductor company focused on the high-performance analog and mixed-signal segment of the semiconductor market. This effort demanded comprehensive changes in virtually every element of the company and, compounded by the weak overall economic and industry-wide conditions in 2001 and 2002, resulted in restructuring and other charges as the transformation took place.

      The following table summarizes the restructuring reserve activity and associated asset write-off charges for the three years ended December 31, 2003 (in thousands):

	Employee		Total	Asset
	Severance	Facilities	Restructuring	Write-off	Total
	and Other	Charge	Liability	Charge	Expense

Balance at December 31, 2000	$2,537	$—	$2,537
(Utilized)	(3,802)	—	(3,802)
Expense	1,956	—	1,956	$1,249	$3,205

Balance at December 31, 2001	691	—	691
(Utilized)	(1,419)	(17)	(1,436)
Expense	1,009	454	1,463	473	1,936

Balance at December 31, 2002	281	437	718
(Utilized)	(281)	(437)	(718)
Expense	—	—	—

Balance at December 31, 2003	$—	$—	$—

      In the first quarter of 2001, we announced our plan to exit from offering serial EEPROM memory products and complete the move to fully outsourced test and assembly operations. Accordingly, our first quarter 2001 results included a $3.2 million restructuring charge and an $8.2 million charge to cost of sales to write down inventories to their net realizable value. The restructuring charge included a $2.0 million accrual consisting of $1.5 million of severance-related costs for an additional reduction in our workforce of approximately 95 employees, primarily in manufacturing, sales and support groups, and $0.5 million of other restructuring-related costs. The $1.2 million balance of the restructuring charge recorded in the first quarter of 2001 related principally to the write-off of leasehold improvements in the facility that was vacated as a result of the restructuring plan.

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

      During 2003, we completed the restructuring and utilized the $0.7 million balance of the restructuring accrual for $0.4 million of exit costs consisting primarily of rent for the period after abandonment of the facilities, $0.2 million for severance costs to terminated employees and $0.1 million for other restructuring costs.

Note 3 — Balance Sheet Components:

	December 31,

	2003	2002

	(In thousands)
Available-For-Sale Securities:
U.S. corporate notes and bonds	$12,857	$5,482
Short-term floating rate notes	5,503	6,004
U.S. government agency securities	250	251

Total Available-For-Sale Securities	18,610	11,737
Less amount included in cash equivalents	5,503	6,004
Less amount included in short-term investments (due in 1 year or less)	13,107	4,648

Amount included in long-term investments (all due in 1-2 years)	$—	$1,085

      Unrealized gains and losses net of related tax for investment securities were not material at December 31, 2003 and December 31, 2002. No investment securities were sold during the year ended December 31, 2003. Proceeds from sales of investment securities available-for-sale during the year ended December 31, 2002 were $1.0 million. No significant gains or losses were realized on the sales.

	December 31,

	2003	2002

	(In thousands)
Inventories:
Raw materials and supplies	$29	$49
Work in process	2,003	3,370
Finished goods	1,091	1,520

	$3,123	$4,939

Property, plant and equipment:
Leasehold improvements	$71	$49
Equipment	24,209	25,319
Furniture and fixtures	92	92

	24,372	25,460
Accumulated depreciation	(21,769)	(22,419)

	$2,603	$3,041

Accrued expenses:
Accrued wages and employee benefits	$1,199	$1,136
Accrued restructuring liabilities	—	718
Other accrued expenses	4,207	4,282

	$5,406	$6,136

Accounts Receivable:

      Accounts receivable at December 31, 2003 and 2002 are presented net of an allowance for doubtful accounts of $0.5 million.

Deferred Gain on Sale of Fab Assets:

      In November 2000, we completed the sale of the wafer fabrication assets and inventory located in Milpitas, California to Standard MEMS for a gross purchase price of $12.8 million. Under a related agreement, Standard MEMS became an additional foundry for us and committed to supply and we committed to purchase certain minimum quantities of wafers at fixed prices. We deferred the $5.0 million net gain related to the sale of the fab and established the amortization period of the gain at two years, which was the minimum term of the foundry agreement. Cost of sales for 2002 and 2001 included a $1.9 million and $2.5 million credit, respectively, related to the amortization of the deferred gain on the sale of the fab assets. The benefit from the amortization of the deferred gain ended in the third quarter of 2002 due to the early termination of the foundry agreement, and the remaining unamortized balance of $0.2 million was included in other income in the third quarter of 2002.

Note 4 — Acquisitions

      The following table summarizes our purchased intangible assets and related accumulated amortization from our 2003 acquisition of Poweready, Inc. and our 2002 acquisition of Analog Integration Partners, LLC:

	December 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(In thousands)
Current technology	$5,100	$(1,621)	$2,700	$(638)
Customer contracts and relationship	700	(24)	—	—
Non-compete agreement	300	(17)	—	—
Order backlog	160	(111)	—	—

Total	$6,260	$(1,773)	$2,700	$(638)

      Amortization of purchased intangible assets was $1.1 million in 2003 and $0.7 million in 2002. There was no amortization expense in 2001 as our first acquisition was completed in 2002. Estimated annual amortization of purchased intangible assets, based on our intangible asset balance at December 31, 2003, is as follows:

Amortization of
Intangible
Years:	Assets

(In thousands)
2004	$1,700
2005	965
2006	701
2007	620
2008	501

Total expense	$4,487

Poweready, Inc.

      On October 28, 2003, we acquired Poweready, Inc. (“PRI”), a privately held company that engages in the design, manufacture and distribution of battery management systems. Through the use of proprietary software and circuits, PRI improves the charging and discharging of batteries which enhances the performance of the battery pack and the run time of the electronic device being powered by the battery. PRI markets to customers nationally and internationally. This acquisition will enable us to expand our presence in the smart battery management area.

      The acquisition was accounted for using the purchase method of accounting per Statement of Financial Accounting Standards (SFAS) No. 141. Accordingly, the estimated fair value of the assets acquired and liabilities assumed were included in our consolidated balance sheet as of October 28, 2003, the effective date of the purchase. The results of operations are included in our consolidated results of operations since the effective date of the purchase. We acquired PRI for total consideration of $12.8 million, consisting of $9.4 million of stock (947,368 shares of Xicor common stock valued at $9.95 per share, the average closing price the 5 days surrounding the signing of the definitive agreement), $3.0 million in cash, and direct acquisition costs of $0.4 million for legal, appraisal and accounting fees. Additional consideration of up to $3.0 million will be payable in stock if certain performance milestones are met in 2004 through 2006. The total purchase price was allocated by management to the estimated fair value of assets acquired and liabilities assumed as follows based upon various factors, including an independent appraisal (in thousands):

Tangible Assets	$530
Current technology	2,400
Customer contracts and relationships	700
Non-compete agreement	300
Order backlog	160
Goodwill	9,516

Total assets acquired	13,606
Liabilities	(780)

Net Assets Acquired	$12,826

      The intangible assets are being amortized using the straight-line method over their useful lives. The useful lives are 5 years for current technology and customer contracts and relationships, 3 years for the non-compete agreement and 3 months for the order backlog. The tangible assets acquired consist primarily of inventory and equipment. The liabilities assumed consist primarily of accounts payable and accrued expenses. None of the $9.5 million in goodwill is expected to be deductible for tax purposes, and in accordance with SFAS No. 142 will not be amortized but instead reviewed annually for impairment and evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

      If we had acquired PRI at the beginning of the periods presented our unaudited pro forma net sales, net income (loss) and net income (loss) per share from continuing operations would have been as follows:

	Year Ended
	December 31,

	2003	2002

	(In thousands,
	except per share data)
Net sales	$43,103	$40,114
Net income (loss)	1,103	(14,579)
Net income (loss) per share
Basic	$0.04	$(0.60)
Diluted	$0.04	$(0.60)

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

      The acquisition was accounted for using the purchase method of accounting per Statement of Financial Accounting Standards (SFAS) No. 141. Accordingly, the estimated fair value of the assets acquired and liabilities assumed were included in our consolidated balance sheet as of April 16, 2002, the effective date of the purchase. The results of operations are included in our consolidated results of operations since the effective date of the purchase. We acquired AIP for total consideration of $15.5 million, consisting of $10.2 million of stock (1,012,758 shares of Xicor common stock valued at $10.05 per share, the average closing price for the three days ended April 16, 2002), $5.0 million in cash, and direct acquisition costs of $0.3 million for legal, appraisal and accounting fees. The total purchase price was allocated by management to the estimated fair value of assets acquired and liabilities assumed as follows based upon various factors, including an independent appraisal (in thousands):

Current technology	$2,700
Net tangible assets acquired	105
Customer contracts for professional services	100
Goodwill	10,762

Net assets acquired	13,667
In-process research and development	1,800

Total consideration	$15,467

      The amounts allocated to current technology and customer contracts for professional services are being amortized using the straight-line method over their useful lives of 3 years and 8 months, respectively. The net tangible assets acquired consist primarily of accounts receivable, partially offset by accounts payable. In accordance with SFAS No. 142, goodwill will not be amortized but instead reviewed annually for impairment and evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired. For tax purposes, the goodwill is being amortized on a straight line basis over 15 years.

      The $1.8 million of in-process research and development expensed in the second quarter of 2002 related to AIP’s engineering effort that was focused on developing the analog front end for the high-end flat panel display market using a standard digital 0.18 micron CMOS process. Management determined the value of the in-process research and development based upon various factors, including an independent appraisal. The appraisal used a discounted cash flow method and factors including projected financial results, relative risk of successful development, time value of money and level of completion. Projected financial results were based on a number of estimates including market growth rates, the company’s competitive position, the product roadmap, the company’s cost structure, development timelines, resource requirements and the long-term effective tax rate. The risk-adjusted discount rate used for projected cash flows was 50%. Initial revenues related to products developed under this project commenced in the fourth quarter of 2003 and the actual cost of the project approximated the estimate.

Note 5 — Commitments:

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

      Leases that meet certain specific criteria are considered capital leases and, accordingly, are accounted for as the acquisition of an asset and the incurrence of a liability. Assets recorded under capital leases were as follows:

	December 31,

	2003	2002

	(In thousands)
Equipment	$969	$2,356
Less: accumulated depreciation	(558)	(1,742)

	$411	$614

      In the fourth quarter of 2002 we entered into an eight year lease agreement for a facility to be used as our corporate headquarters. Our minimum future lease payments under non-cancelable leases as of December 31, 2003 were:

	Capital	Operating
	Leases	Leases

	(In thousands)
Years:
2004	$285	$1,063
2005	263	1,068
2006	16	1,074
2007	8	1,088
2008	—	1,127
2009-2010	—	2,373

Total minimum lease payments	572	$7,793

Less amount representing interest	52

Present value of minimum lease payments	520
Less current portion	246

Long-term lease obligation	$274

      Total rental expense under all operating leases was as follows (including month-to-month rentals): 2003 — $1.2 million, 2002 — $1.1 million, and 2001 — $1.8 million.

      Purchase commitments for open purchase orders and contractual commitments at December 31, 2003 for which goods and services had not been received were approximately $14.2 million. These commitments include $2.1 million per year from 2005 through 2009 to one of our foundry subcontractors.

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

      The cost of issuing the Notes totaled $3.1 million, which was recorded in other long-term assets and was amortized to interest expense over the term of the Notes. We recognized interest expense associated with amortization of the deferred note issuance costs of $176,000, $606,000 and $70,000 during the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively. The debt discount associated with the fair value of the warrants approximated $3.1 million. The note discount, net of accumulated amortization, was reflected as a reduction in the face value of the Notes. The amortization of the note discount was reflected as a non-cash charge to interest expense over the term of the Notes and warrants. We recognized interest expense associated with amortization of the debt discount of $177,000, $610,000 and $70,000 during the years ended December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

      In April 2003, we repurchased all $35.0 million of the outstanding Notes and 0.1 million of the related warrants for total consideration of $27.5 million or 79 cents on each dollar of face value. The consideration consisted of $14.4 million in cash and $13.1 million of common stock (2.9 million shares of Xicor common stock valued at the closing price on the respective repurchase dates). The repurchase resulted in a one-time gain of approximately $2.7 million which is included in other income. Warrants to purchase 922,461 shares of our common stock at an exercise price of $12.24 per share originally issued in connection with the Notes, remain outstanding subsequent to the completion of the Note repurchase. These warrants expire in November 2006.

Note 7 — Shareholders’ Equity:

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

		Average
	Number of	Option Price
	Shares	Per Share

	(In thousands)
Outstanding at December 31, 2000	4,711	$4.93
Granted	2,226	4.65
Exercised	(756)	2.92
Canceled	(1,197)	5.14

Outstanding at December 31, 2001	4,984	5.06
Granted	3,183	4.57
Exercised	(286)	3.15
Canceled	(1,050)	5.46

Outstanding at December 31, 2002	6,831	4.85
Granted	1,679	5.33
Exercised	(1,121)	3.50
Canceled	(534)	6.29

Outstanding at December 31, 2003	6,855	$5.08

      The number of stock options available for grant was 2,186,503 at December 31, 2003, 3,332,085 at December 31, 2002, and 2,966,258 at December 31, 2001. The number of stock options exercisable was 2,844,033 at December 31, 2003, 2,328,702 at December 31, 2002 and 1,287,052 at December 31, 2001. At December 31, 2003, 9,041,808 shares of common stock were reserved for issuance upon exercise of stock options. Options outstanding at December 31, 2003 and related weighted average price and life information follows:

	Options Outstanding			Options Exercisable

			Remaining
Range of Exercise Prices	Shares	Price	Life (Years)	Shares	Prices

	(In thousands)			(In thousands)
$ 1.44 - $ 1.56	44	$1.55	5.4	44	$1.55
2.25 - 2.98	1,119	2.62	7.76	509	2.73
3.54 - 5.06	3,607	4.24	8.28	1,363	4.30
5.44 - 7.56	1,256	6.44	8.00	547	6.77
8.25 - 11.69	620	9.14	8.76	217	9.15
12.50 - 18.38	209	13.07	6.28	164	13.08

$ 1.44 - $18.38	6,855	$5.08	8.1	2,844	$5.33

      The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average grant date fair value of options granted was $2.84, $2.46 and $2.57 for the three years in the period ended December 31, 2003.

      The following weighted average assumptions are included in the estimated fair value grant date calculation of our stock options:

	2003	2002	2001

Expected life (years)	3.5	3.5	3.5
Interest rate	2.34%	3.30%	3.97%
Volatility	78%	80%	80%
Dividend yield	0%	0%	0%

Stock Purchase Plan

      Our Employee Stock Purchase Plan (“ESPP”), allows eligible employees to purchase shares of common stock through payroll deductions. The ESPP consists of consecutive 24-month Offering Periods composed of four 6-month Purchase Periods. The shares can be purchased at the lower of 85% of the fair market value of the common stock at the date of commencement of a two-year Offering Period or at the last day of each 6-month Purchase Period. Purchases are limited to the lesser of 10% of the employee’s compensation or $25,000 per year and may not exceed 1,000 shares during each 6-month Offering Period. At December 31, 2003, 380,000 shares had been reserved for issuance under the ESPP. The number of shares issued under the ESPP amounted to 115,000 shares in 2003, 99,000 shares in 2002, and 117,000 shares in 2001.

      The fair value of purchase rights granted under the ESPP at grant date was estimated using the Black-Scholes model. The weighted average grant date fair value of purchase rights granted under the ESPP was $1.58 in 2003, $3.14 in 2002, and $1.68 in 2001.

      The following weighted average assumptions are included in the estimated fair value grant date calculation of our ESPP:

	2003	2002	2001

Expected life (years)	0.5	0.7	1.1
Interest rate	1.25%	2.45%	4.76%
Volatility	80%	80%	80%
Dividend yield	0%	0%	0%

Warrants

      At December 31, 2003 warrants to purchase approximately 0.9 million shares of our common stock at an exercise price of $12.24 per share were outstanding. (See Note 6.)

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

Note 8 — Employee Incentive Cash Bonus Profit Sharing Program:

      We have an Employee Incentive Cash Bonus Profit Sharing Program (the “Program”). Under the Program, twice a year (two profit sharing periods) up to 15% of our consolidated operating income, excluding certain non-product sales and restructuring charges and credits, is distributed to employees. The exact percentage to be distributed is determined by a Committee of the Board of Directors. No profit sharing bonuses were paid relating to 2003, 2002 or 2001.

Note 9 — Other Income and Expense:

      Other income for the year ended December 31, 2003 consists of a one-time gain of $2,718,000 resulting from the repurchase of all $35 million of our outstanding convertible subordinated notes. (See Note 6.) Other expense for the year ended December 31, 2002 includes a non-cash impairment charge of $2.5 million to write-off an investment held in a private company. Other income for the year ended December 31, 2002 includes $700,000 from a favorable sales tax audit, a $400,000 benefit associated with the sale of our wafer fabrication facility in 2000 and $194,000 from the early termination of a wafer foundry agreement with Standard MEMS.

Note 10 – Income Taxes:

      The income tax provision consists of the following:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Federal	$—	$—	$56
State	—	—	10
Foreign	—	—	36

	$—	$—	$102

      The reconciliation between the amount computed by applying the U.S. Federal statutory rate and the reported tax expense is as follows:

	Year Ended December 31,

	2003	2002	2001

Federal statutory rate	35.0%	(35.0)%	(35.0)%
Operating losses with no current benefit	—	35.0	35.0
Net benefit of deferred tax assets not previously recognized	(35.0)	—	—
Foreign, alternative minimum and other taxes	—	—	1.1

	0.0%	0.0%	1.1%

      Deferred tax assets (liabilities) are comprised of the following:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Federal and state loss and credit carryforwards	$42,859	$37,906
Capitalized research and development	11,291	7,327
Inventory valuation	12,033	12,791
Deferred income on shipments to distributors	1,304	402
Restructuring	—	295
Other	1,806	2,795

	69,293	61,516
Deferred tax liabilities	(1,935)	(3,093)
Deferred tax assets valuation allowance	(67,358)	(58,423)

Net deferred taxes	$—	$—

      The deferred tax assets valuation allowance is attributed to U.S. Federal and state deferred tax assets. Management believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required.

      At December 31, 2003, we had Federal tax net operating loss carryforwards and general business credit carryforwards of approximately $95.0 million and $2.0 million, respectively. These carryforwards expire in varying amounts through 2023. The net operating loss carryforward includes approximately $23.5 million resulting from employee exercises of non-qualified stock options, the tax benefit of which, when realized, will be accounted for as a credit to shareholders’ equity rather than as a reduction of the provision for income taxes. At December 31, 2003, we also had California state tax net operating loss and credit carryforwards of approximately $14.0 million and $5.0 million, respectively. These carryforwards expire in varying amounts through 2013. Availability of the net operating loss and credit carryforwards may potentially be reduced in the event of certain substantial changes in equity ownership.

Note 11 — Contingencies:

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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Xicor, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Xicor, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
February 20, 2004

FINANCIAL INFORMATION BY QUARTER (Unaudited)

      The following table sets forth unaudited financial information for each quarterly reporting period in the fiscal years ended December 31, 2003 and 2002:

	2003

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$9,604	$10,069	$10,458	$11,317
Cost of sales	4,698	4,729	4,617	4,735
Research and development	2,927	2,623	2,578	2,683
Selling, general and administrative	2,499	2,567	2,717	2,636
Net income (loss)	(1,408)	2,599	376	862
Net income (loss) per share:
Basic	$(0.06)	$0.10	$0.01	$0.03
Diluted	$(0.06)	$0.09	$0.01	$0.03
Shares used in per share calculations:
Basic	23,791	26,433	27,197	28,231
Diluted	23,791	28,306	30,506	32,041

	2002

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net sales	$10,047	$9,534	$9,651	$9,302
Cost of sales	5,012	4,815	4,392	4,857
Research and development	3,006	3,191	3,440	3,419
Selling, general and administrative	2,996	2,876	2,750	2,411
Restructuring and facilities charge	—	758	—	1,178
Net income (loss)	(1,148)	(7,244)	(927)	(3,463)
Net income (loss) per share:
Basic	(0.05)	(0.31)	(0.04)	(0.15)
Diluted	(0.05)	(0.31)	(0.04)	(0.15)
Shares used in per share calculations:
Basic	22,377	23,375	23,625	23,685
Diluted	22,377	23,375	23,625	23,685

Item 9.	Changes In and Disagreements with Accountants On Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of December 31, 2003. Based on that evaluation, our management including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to December 31, 2003.

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

Item 10.     Directors and Executive Officers of the Registrant

      Certain information concerning our Audit Committee, Audit Committee Financial Expert(s) and Code of Ethics is incorporated herein by reference to our Proxy Statement.

      Certain information concerning our directors and executive officers required by this Item is incorporated by reference to the information contained in the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

      The information concerning our executive officers required by this Item is included in Part I hereof under the caption “Officers of the Registrant”.

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

Item 14.     Principal Accountant Fees and Services

      The information related to Audit fees and services appearing in the Proxy Statement, is incorporated herein by reference.

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

(3) Exhibits. The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report.

      (b) Reports on Form 8-K.

Date Filed
or Furnished	Item No.	Description

Oct. 22, 2003	Item 9.	We issued a press release reporting earnings results for the three and nine months ended September 28, 2003.
Nov. 12, 2003	Items 2. and 7.	We filed a Report on Form 8-K related to Xicor’s acquisition of Poweready, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 23rd day of February 2004.

XICOR, INC
Registrant

By	/s/ LOUIS DINARDO

Louis DiNardo
Co-Chairman of the Board,
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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. DANIEL MCCRANIE (J. Daniel McCranie)	Co-Chairman of the Board	February 23, 2004

/s/ LOUIS DINARDO (Louis DiNardo)	Co Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2004

/s/ JULIUS BLANK (Julius Blank)	Director	February 23, 2004

/s/ ANDREW W. ELDER (Andrew W. Elder)	Director	February 23, 2004

/s/ JOHN R. HARRINGTON (John R. Harrington)	Director	February 23, 2004

/s/ EMMANUEL HERNANDEZ (Emmanuel Hernandez)	Director	February 23, 2004

/s/ GERALDINE N. HENCH (Geraldine N. Hench)	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2004

XICOR, INC.

INDEX TO EXHIBITS
Item 14(a)3.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 16, 2002, by and among Xicor, Inc., Valley Acquisition Corp., Analog Integration Partners LLC, Issie Rabinovitch as the member representative and all of the holders of membership interests of Analog Integration Partners LLC, filed as Exhibit 2.1 with Form 8-K on April 30, 2002, is hereby incorporated by reference.
2.2	Agreement and Plan of Merger, dated as of September 10, 2003, by and among Xicor, Inc., Electric Acquisition Corp.; the Principal, the Stockholders and the Stockholder Representative, filed as Exhibit 2.1 with Form 8-K on November 12, 2003, is hereby incorporated by reference.
3.1	Amended and Restated Articles of Incorporation dated June 13, 2002 filed as Exhibit 3.1 with Form 10-Q for the quarter ended June 30, 2002, is hereby incorporated by reference.
3.2	By-laws, as amended to date, filed as Exhibit 3.2 with Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.
3.2A	Certificate of Amendment of By-Laws effective as of January 28, 1998 filed as Exhibit 3.2A with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
3.2B	Certificate of Amendment of By-Laws effective as of June 4, 1999 filed as Exhibit 3.2B with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
3.2C	Certificate of Amendment of By-Laws effective as of May 30, 2000 filed as Exhibit 3.2C with Form 10-K for the year ended December 31, 2000, is hereby incorporated by reference.
3.3	Certificate of Determination of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Xicor, Inc. filed as Exhibit 3.3 with Form 8-A on October 19, 2001, is hereby incorporated by reference.
4.1	Registration Rights Agreement, dated as of April 16, 2002, by and among Xicor, Inc. and Issie Rabinovitch as the member representative, filed as Exhibit 2.2 with Form 8-K on April 30, 2002, is hereby incorporated by reference.
4.2	Form of Warrants to Purchase Common Stock dated November 19, 2001 filed as Exhibit 4.2 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.3	Registration Rights Agreement dated November 16, 2001, filed as Exhibit 4.3 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
4.4	Preferred Stock Rights Agreement, dated as of October 9, 2001, between Xicor, Inc. and the American Stock Transfer & Trust Company filed as Exhibit 4.5 with Form 8-A on October 19, 2001, is hereby incorporated by reference.
10.1	Xicor, Inc. 1990 Incentive and Non-incentive Stock Option Plan (As Amended and Restated March 16, 2001) filed as Exhibit 4.2 with Form S-8 Registration Statement Number 333-81370 on January 25, 2002, is hereby incorporated by reference.
10.2	Building lease between WB Murphy Ranch LLC and Xicor, Inc. dated October 8, 2002 filed as Exhibit 10.2 with Form 10-Q for the quarterly period ended September 29, 2002 is hereby incorporated by reference.
10.3	Form of Indemnification Agreement entered into between Xicor, Inc. and each of its Officers and Directors filed as Exhibit 10.6A with Form 10-Q for the quarterly period ended June 30, 1996, is hereby incorporated by reference.
10.4	Lingsen-Xicor Dedicated Production Agreement dated September 21, 1988 as amended on March 11, 1989, April 14, 1989 and September 8, 1989 filed as Exhibit 10.8 with Form 10-K for the year ended December 31, 1989, is hereby incorporated by reference.
10.5	Xicor, Inc. 2002 Stock Option Plan, with form of Stock Option Agreement, filed as Exhibit 4.2 with form S-8 Registration Statement Number 333-102673 on January 23, 2003, is hereby incorporated by reference.
10.6	Xicor, Inc. 2000 Director Option Plan (as Amended and Restated March 16, 2001) with form of Stock Option Agreement filed as Exhibit 4.3 with Form S-8 Registration Statement Number 333-81370 on January 25, 2002, is hereby incorporated by reference.

Exhibit
Number	Description

10.7	Xicor, Inc. 1998 Employee Stock Purchase Plan filed as Exhibit 10.11 with Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.
10.8	Xicor, Inc. 1998 Nonstatutory Stock Option Plan (as Amended and Restated March 28, 2002) with form of Stock Option Agreement filed as Exhibit 4.1 with Form S-8 Registration Statement Number 333-102673 on January 23, 2003, is hereby incorporated by reference.
10.9*	Foundry Agreement by and between Xicor, Inc. and Zentrum Mikroelektronic Dresden GmbH dated April 8, 1999 filed as Exhibit 10.13 with Form 10-K for the year ended December 31, 1999, is hereby incorporated by reference.
10.10	Security Purchase Agreement dated November 16, 2001 filed as Exhibit 10.1 with Form 8-K on November 20, 2001, is hereby incorporated by reference.
21.	List of Subsidiaries.
23.	Consent of PricewaterhouseCoopers LLP.
24.	Powers of Attorney (included on the signature pages hereof).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted as to certain portions of this Exhibit.