Form 10-K/A
period 2003-12-31
XICOR INC
filed 2004-03-29
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

Amendment No. 1

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

      The aggregate number of outstanding shares of Common Stock, without par value, of the Registrant was 29,191,891 on March 11, 2004.

EXPLANATORY NOTE

      This amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 reflects (i) the inclusion of certain updated market price information required by Part II of the report, (ii) the addition of the information required by Part III of the report, and (iii) an additional exhibit filed pursuant to Part IV of the report. We have made no further changes to the previously filed Form 10-K.

i

XICOR, INC.

FORM 10-K/A

Amendment No. 1
For the Year Ended December 31, 2003

ii

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock trades on the Nasdaq National Market tier of the Nasdaq Stock MarketSM under the symbol XICO. The table below sets forth the high and low sales prices for our Common Stock as reported by Nasdaq for each calendar quarter.

Fiscal Year Ended December 31, 2003	High	Low

First Quarter	$5.23	$2.99
Second Quarter	6.90	4.06
Third Quarter	10.89	6.07
Fourth Quarter	13.98	9.19

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The members of our Board of Directors as of March 11, 2004 are as follows:

Name	Age	Position	Director Since

J. Daniel McCranie*	60	Co-Chairman of the Board	2000
Louis DiNardo	44	President, Chief Executive Officer and Co-Chairman of the Board	2000
Julius Blank*	78	Director	1978
Andrew W. Elder*	52	Director	1982
John R. Harrington	50	Director	2002
Emmanuel T. Hernandez*	48	Director	2001

*	Member of Audit Committee

      J. Daniel McCranie, Co-Chairman of the Board. Mr. McCranie joined Xicor’s Board of Directors in August 2000 and became the Chairman of the Board in November 2000. From 1993 until 2000, Mr. McCranie was Vice President of Marketing and Sales at Cypress Semiconductor Corporation. From 1986 through 1993 Mr. McCranie was Chairman and CEO of SEEQ Technology. He also held the position of Vice President — Marketing and Sales at SEEQ from 1981 to 1986. Prior to 1981, Mr. McCranie held marketing and sales positions at Harris Semiconductor, AMD, American Microsystems and Signetics. Mr. McCranie is Chairman of the Board of On Semiconductor Corporation and Chairman of the Board of Virage Logic Corporation. Mr. McCranie received a BSEE degree from Virginia Polytechnic Institute.

      Louis DiNardo, President, Chief Executive Officer and Co-Chairman of the Board. Mr. DiNardo joined Xicor as President and Chief Executive Officer in November 2000. He has been involved in sales, marketing and operations within the semiconductor industry for over 20 years. Mr. DiNardo came to Xicor from Linear Technology Corporation (LTC), where he was General Manager of Mixed-Signal Products. During his 13 years at LTC, Mr. DiNardo held positions as Vice President — Marketing, Director of North American Distribution, and Area Sales Manager. Prior to LTC, Mr. DiNardo worked for 8 years at Analog Devices, where he was involved primarily in Field Sales and Applications. Mr. DiNardo received his bachelor’s degree from Ursinus College.

      Julius Blank, Director. Mr. Blank is one of Xicor’s founders and has been a business consultant to high technology companies and a private investor for more than five years. Mr. Blank holds a degree in mechanical engineering from CCNY.

      Andrew W. Elder, Director. Mr. Elder is the founder and since March 1992 has been President of Stratis Corporation, a producer of plastic material handling products. Mr. Elder received a BA from Duke University and an MBA from the Wharton School at the University of Pennsylvania.

      John R. Harrington, Director. Mr. Harrington is a general partner of Advanced Technology Ventures (ATV), a leading venture capital firm focused on investments in communications, infrastructure, software & services, and healthcare, located in Palo Alto, California. From October 1996 until he joined ATV in February 2000, Mr. Harrington was President and Chief Executive Officer of ObjectStream, a communications software company. He also held senior executive positions in marketing, sales and operations at Lucent Technologies and AT&T. Mr. Harrington holds a BS in Biochemistry from Iowa State University and an MBA from the University of Colorado.

      Emmanuel T. Hernandez, Director. Mr. Hernandez has been Senior Vice President, Finance and Administration, and Chief Financial Officer of Cypress Semiconductor Corporation since January 1994 and was their Corporate Controller from June 1993 through January 1994. Prior to joining Cypress Semiconductor Corporation, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993. Mr. Hernandez is also a director of On Semiconductor Corporation, SunPower Corporation and Silicon Light Machines, Inc. Mr. Hernandez has the degree of B.S.C. in Accounting from the University of Nueva Caceres in the Philippines, is a certified public accountant, and has the degree of Master of Business Administration from Golden Gate University.

Executive Officers

      The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Officers of the Registrant” in Part I, Item 1 of the Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on February 23, 2004.

Audit Committee and Audit Committee Financial Expert

      We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the Audit Committee are Messrs. McCranie, Blank, Elder and Hernandez. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the Nasdaq National Market and Section 10A(m)(3) of the Exchange Act. In addition, the Board of Directors has determined that Mr. Hernandez is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act.

Code of Ethics

      We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. The Code of Business Conduct and Ethics can be found on our website at http://www.xicor.com. We will also post on our website any amendment to the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of the SEC or the Nasdaq National Market.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers, directors and persons who own more than ten percent of our Common Stock, to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC and the National Association of Securities Dealers, Inc. Such executive officers, directors and ten-percent shareholders are also required by SEC rules to furnish us with copies of all such forms that they file.

      Based solely on our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that we complied with all

Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders during fiscal 2003.

Item 11.	Executive Compensation

      The following Summary Compensation Table shows, as to our Chief Executive Officer and each of the five most highly compensated executive officers whose salary plus bonus exceeded $100,000 during the last fiscal year (the “Named Officers”), information concerning compensation paid for services to us in all capacities during the last three fiscal years.

Summary Compensation Table

				Long-Term
				Compensation
	Annual Compensation			Awards
				Securities
			Bonus	Underlying	All Other
Name and Principal Positions	Year	Salary ($)	($)(1)	Options	Compensation

Louis DiNardo	2003	$350,002	$240,000	300,000	—
President, Chief Executive	2002	350,000	—	—	—
Officer and Co-Chairman of	2001	350,002	175,000	150,000	—
the Board of Directors
Geraldine N. Hench	2003	220,001	80,000	100,000	$5,431	(5)
Vice President, Finance and	2002	220,001	—	50,000	5,331	(5)
Administration	2001	220,002	50,000	50,000	5,281	(5)
R. Todd Smathers(2)	2003	221,082	—	100,000	—
Senior Vice President,	2002	225,000	—	50,000	—
Operations	2001	32,088	—	200,000	—
Davin Lee(3)	2003	186,550	52,500	50,000	3,139	(6)
Vice President, Marketing	2002	149,457	88,994	110,000	8,300	(6)
	2001	11,539	—	—	612	(6)
Steven Bakos(4)	2003	163,445	90,724	50,000	8,300	(7)
Vice President, Sales	2002	25,736	13,462	200,000	1,108	(7)
	2001	—	—	—	—

(1)	Includes bonuses and, for Mr. Lee and Mr. Bakos, sales commissions.

(2)	Mr. Smathers joined Xicor as Senior Vice President, Operations on October 10, 2001.

(3)	Mr. Lee joined Xicor as Senior Director of Sales for North America on December 3, 2001 and was appointed Vice President, Marketing in February 2003.

(4)	Mr. Bakos joined Xicor as Vice President, Sales on October 22, 2002.

(5)	Represents matching contribution under Xicor’s 401(k) Plan and $4,231 received as payment for unused vacation time.

(6)	Represents matching contributions under Xicor’s 401(k) Plan and auto allowance of $1,939 in 2003, $7,200 in 2002 and $554 in 2001.

(7)	Represents matching contribution under Xicor’s 401(k) Plan and auto allowance of $7,200 in 2003 and $1,108 in 2002.

Option Grants in Last Fiscal Year

      The following table sets forth information concerning stock options granted to the executive officers named in the Summary Compensation Table during the year ended December 31, 2003:

	Individual Grants
					Potential Realizable Value
	Number of				at Assumed Annual Rates
	Securities	% of Total			of Stock Price Appreciation
	Underlying	Options	Exercise		for Option Term(2)
	Options	Granted to	Price	Expiration
	Granted (#)	Employees	($/Share)	Date	5% ($)	10% ($)

Louis DiNardo	150,000	9%	$4.50	1/20/13	$424,504	$1,075,776
	150,000	9	5.80	4/28/13	546,949	1,385,967
Geraldine N. Hench	100,000	6	5.80	4/28/13	364,633	923,978
R. Todd Smathers	100,000	6	5.80	4/28/13	364,633	923,978
Davin Lee	50,000	3	3.68	3/16/13	115,677	293,124
Steve Bakos	50,000	3	5.80	4/28/13	182,316	461,989

(1)	25% of the shares subject to the option vest one year from date of grant and 1/36th of the remaining options vest each month thereafter.

(2)	The potential realizable value is based on the term of the option (10 years) at the date of grant. It is calculated by assuming that the stock price on the date of grant (which is equal to the exercise price) appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and the stock sold on the last day of the option term for the appreciated stock price. All values are calculated based on SEC regulations and do not reflect Xicor’s estimate of future stock price appreciation. Actual gains, if any, are dependent on the future performance of Xicor’s Common Stock.

Option Exercises and Holdings

      The following table sets forth certain information concerning stock option exercises during the year ended December 31, 2003 by the executive officers named in the Summary Compensation Table and the number and value of unexercised options held by each named executive officer at December 31, 2003:

			Number of Securities
			Underlying Unexercised		Value of Unexercised
	Number of		Options Held at		In-the-Money Options at
	Shares		December 31, 2003		December 31, 2003(2)
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Louis DiNardo	—	—	543,750	506,250	$3,612,875	$2,966,125
Geraldine N. Hench	3,500	$36,585	174,583	165,417	1,162,496	911,504
R. Todd Smathers	—	—	137,500	212,500	576,000	1,022,000
David Lee	—	—	67,500	92,500	177,525	471,775
Steven Bakos	—	—	58,333	191,667	488,250	1,439,750

(1)	Value represents the difference between the closing price of the Common Stock on the date of exercise and the exercise price, multiplied by the number of shares acquired on exercise.

(2)	Value of unexercised in-the-money options represents the difference between the closing price of Xicor’s Common Stock on the last trading day of fiscal year 2003 and the exercise price of the option, multiplied by the number of shares subject to the option.

Change of Control Agreement

      We have entered into a Change of Control Agreement with Geraldine N. Hench, our Vice President, Finance and Administration, that provides that, in the event we consummate a merger with Intersil Corporation pursuant to the Agreement and Plan of Merger dated as of March 14, 2004 between Xicor and Intersil Corporation (and certain related parties), Ms. Hench’s employment with Xicor will be terminated, and Ms. Hench will receive severance benefits consisting of a cash payment of $330,000, a pro-rated bonus payment of approximately $55,000 through the date of termination, and acceleration of all of her outstanding, unvested options, as well as an 11 month extension of the post-termination exercise period for certain options granted under the 1990 Incentive and Non-Incentive Stock Option Plan. Ms. Hench will also be entitled to a full tax gross up for any excise taxes that may be charged to her in connection with her severance benefits.

Director Compensation

      All directors except Louis DiNardo received $2,040 per month in cash plus expenses.

      In 2000, Xicor adopted the 2000 Director Option Plan (the “2000 Director Plan”) that provides for an initial grant of 25,000 options to new outside directors vesting in 33 1/3% annual increments commencing one year from date of grant, and automatic annual grants of 10,000 options vesting 100% one year from date of grant. In 2003, options for 60,000 shares were granted under the 2000 Director plan. All options expire no later than ten years from date of grant. All options were granted at 100% of the fair market value of the stock at the date of grant.

Compensation Committee Interlocks and Insider Participation

      No member of the Compensation Committee was or is an officer or employee of Xicor or any of its subsidiaries. No executive officer of Xicor serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of Xicor’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Ownership by Directors, Management and Principal Shareholders

      The following table contains information required by applicable rules of the SEC regarding the ownership of our common stock as of March 11, 2004, by:

•	the shareholders we know to own more than 5% of our outstanding common stock;

•	each director;

•	each executive officer and other persons named in the Summary Compensation Table; and

•	all of our directors and executive officers as a group;

			Shares
			Acquirable		Total	Beneficial
	Shares		Within		Beneficial	Percent
Beneficial Owner(1)	Owned(2)		60 Days(3)		Ownership	Ownership(4)
		+		=
5% Shareholders:
Franklin Resources, Inc.(5)	3,552,556		668,450		4,221,006	14.1%
One Franklin Parkway
San Mateo, CA 94403
Federated Investors, Inc.(6)	2,208,200		—		2,208,200	7.6%
Federated Investors Tower
Pittsburgh, PA 15222
The TCW Group, Inc.(7)	1,734,066		—		1,734,066	5.9%
865 South Figueroa Street
Los Angeles, CA 90017
Wellington Management Company, LLP(8)	1,437,600		—		1,437,600	4.9%
75 State Street
Boston, MA 02109

			Shares
			Acquirable		Total	Beneficial
	Shares		Within		Beneficial	Percent
Beneficial Owner(1)	Owned(2)		60 Days(3)		Ownership	Ownership(4)
		+		=
Directors and Named Executive Officers:**
Louis DiNardo	15,000		668,750		683,750	2.3%
J. Daniel McCranie	—		130,000		130,000	*
Julius Blank	42,000		35,250		77,250	*
Andrew W. Elder	25,350		46,500		71,850	*
John R. Harrington	—		18,334		18,334	*
Emmanuel T. Hernandez	4,000		45,000		49,000	*
Geraldine N. Hench	8,950		208,917		217,867	*
R. Todd Smathers	—		184,896		184,896	*
Davin Lee	3,400		77,354		80,754	*
Steven Bakos	5,000		88,500		93,500	*
All directors and named executive officers as a group (10 persons), consisting of 5 officers and 5 non-employee directors	103,700		1,503,501		1,607,201	5.2%

*	Less than 1%

**	On March 14, 2004, each of our directors and executive officers entered into voting agreements with Intersil Corporation, pursuant to an Agreement and Plan of Merger dated as of March 14, 2004 between Xicor and Intersil Corporation, and certain related parties (the “Merger Agreement”), which provide that such stockholders will vote all of the shares of Xicor Common Stock beneficially owned by them in favor of the proposed merger under the Merger Agreement, the Merger Agreement and the transactions contemplated thereby, and grant Intersil Corporation an irrevocable proxy with respect to such matters. Intersil Corporation does not have any rights as a stockholder of Xicor, Inc. pursuant to the voting agreements.

(1)	Unless otherwise indicated, the address of each beneficial owner listed is c/o Xicor, Inc., 933 Murphy Ranch Road, Milpitas CA 95035.

(2)	For each person, the “Shares Owned” column may include shares attributable to the person because of that person’s voting or investment power or other relationship. Unless otherwise indicated, each person in the table has sole voting and investment power over the shares listed. The inclusion in the table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(3)	The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the Securities and Exchange Commission, or SEC. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has (or shares) voting or investment power, plus any shares that the person may acquire within 60 days, including through the exercise of a stock option. Unless otherwise indicated, for each person the number in the “Shares Acquirable Within 60 Days” column consists of shares covered by stock options that may be exercised within 60 days after March 11, 2004 and shares acquirable under the Employee Stock Purchase Plan within 60 days after March 11, 2004.

(4)	The percent ownership of each shareholder on March 11, 2004 is calculated by dividing (1) that shareholder’s total beneficial ownership of shares, by (2) 29,191,891 shares plus any shares acquirable by that shareholder within 60 days after March 11, 2004.

(5)	Based solely on information provided by Franklin Resources, Inc. in a Schedule 13G filed with the U.S. Securities and Exchange Commission, or SEC, on February 9, 2004. Franklin Resources, Inc. has sole voting power and sole dispositive power over all shares.

(6)	Based solely on information provided by Federated Investors, Inc. in a Schedule 13G filed with the SEC on February 13, 2004. Federated Investors, Inc. has sole voting power and sole dispositive power over all shares.

(7)	Based solely on information provided by The TCW Group, Inc. (“TCW”) in a Schedule 13G filed with the SEC on February 9, 2004. TCW has shared voting power over 1,597,306 shares and shared dispositive power over all shares.

(8)	Based solely on information provided by Wellington Management Company, LLP (“WMC”) in a Schedule 13G filed with the SEC on February 12, 2004. WMC has shared voting power over 750,900 shares and shared dispositive power over all shares.

Equity Compensation Plan Information

      The information required by this item concerning our Equity Compensation Plan Information is incorporated by reference to the information set forth in the section entitled “Equity Compensation Plan Information” in Part II, Item 5, of the Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on February 23, 2004.

Item 13.	Certain Relationships and Related Transactions

      Other than the director and executive officer compensation arrangements described above and the transactions described below, there has not been since the beginning of our last fiscal year, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest.

      In accordance with SEC Rule 10b5-1, Louis DiNardo, our President, Chief Executive Officer and Co-Chairman of the Board of Directors, established a written plan that provides for the exercise of certain stock options of Xicor Common Stock and the automatic sale of the underlying shares of Common Stock in accordance with specific guidelines.

      On March 14, 2004, each of our directors and executive officers entered into voting agreements with Intersil Corporation, pursuant to an Agreement and Plan of Merger dated as of March 14, 2004 between Xicor and Intersil Corporation, and certain related parties (the “Merger Agreement”), which provide that such stockholders will vote all of the shares of Xicor Common Stock beneficially owned by them in favor of the proposed merger under the Merger Agreement, the Merger Agreement and the transactions contemplated thereby, and grant Intersil Corporation an irrevocable proxy with respect to such matters. Intersil Corporation does not have any rights as a stockholder of Xicor, Inc. pursuant to the voting agreements.

      Mr. DiNardo has entered into an employment and severance agreement with Intersil to become Executive Vice President and General Manager, Standard Linear Products Group, effective on the closing date of the merger. In this position, Mr. DiNardo will receive, from time to time, in accordance with Intersil’s policies, stock and cash compensation in accordance with the employment agreement with Intersil including a base salary of $350,000 per year and a guaranteed bonus of $350,000 in the first year. Mr. DiNardo will also receive a grant of options to purchase 300,000 shares of Intersil Class A common stock at an exercise price equal to the closing price of Intersil Class A common stock on the closing date of the merger, with such options vesting at a rate of 25% on the first anniversary of his employment by Intersil, and 6.25% quarterly thereafter, as well as other equity incentive grants consistent with Intersil’s executive compensation policies. Mr. DiNardo will be entitled to receive separation benefits in the event of termination without cause or involuntary termination equal to a lump sum payment of 12 months of base salary, a pro-rata share of his bonus through the date of termination, and the lesser of 12 months or the remaining term of the applicable option grant in which to exercise his outstanding vested options. In addition, if Mr. DiNardo is terminated involuntarily or without cause within 12 months of the start of his employment with Intersil, he will be entitled to continued welfare benefits for a period of 12 months after his date of termination.

      Mr. DiNardo also entered into an Executive Change in Control Severance Benefits Agreement with Intersil which provides that, if within 12 months following a change of control of Intersil: (i) his employment is involuntarily terminated without cause, or (ii) he terminates his employment for good reason, Mr. DiNardo will receive, in addition to his salary and target cash bonus pro-rated through the date of termination: (a) a lump sum severance payment equal to 12 months of his base salary as in effect immediately prior to the change in control, plus (b) a lump sum severance payment of his projected or estimated target annual cash incentive bonus for the fiscal year in which termination of his employment occurs, (c) up to 12 months of welfare benefits plus a full gross up of any tax liability that Mr. DiNardo incurs as a result of the welfare benefits coverage, and (d) reimbursement by Intersil of any excise taxes owed by him due to the foregoing payments and any option acceleration Mr. DiNardo may be entitled to under that agreement or the terms of his option grants. In addition, under that agreement and Intersil’s equity compensation plan and related stock option agreements, all stock options and restricted stock held by Mr. DiNardo will become fully vested and exercisable by him for a period equal to the shorter of 24 months or the remaining term of the option.

Item 14.	Principal Accountant Fees and Services

Accounting Fees

      The following table shows the fees for the audit and other services provided by PricewaterhouseCoopers LLP (“PWC”) for fiscal years 2003 and 2002:

	Fiscal Year

	2003	2002

Audit Fees(1)	$173,000	$159,000
Audit-Related Fees(2)	67,000	36,000
Tax Fees(3)	41,000	5,000
All Other Fees	—	—

Total	$281,000	$200,000

(1)	These are fees for professional services performed by PWC for the audit of Xicor’s annual financial statements and review of financial statements included in Xicor’s quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	These are fees for professional services performed by PWC with respect to accounting consultations in connection with acquisitions and the repurchase of our convertible subordinated notes.

(3)	These are fees for professional services performed by PWC with respect to tax compliance (including preparation of original tax returns for Xicor), tax advice and tax planning.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Since the May 6, 2003 effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of PWC was approved in advance by the Audit Committee, and none of those engagements made use of the de minimis exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following document is filed as a part of this report:

(3) Exhibits. The exhibit listed in the accompanying Index to Exhibits is filed as part of this amendment to the Annual Report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 26th day of March 2004.

XICOR, INC
Registrant

By	/s/ LOUIS DINARDO

Louis DiNardo
Co-Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

* (J. Daniel McCranie)		Co-Chairman of the Board	March 26, 2004

/s/ LOUIS DINARDO Louis DiNardo		Co-Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

* (Julius Blank)		Director	March 26, 2004

* (Andrew W. Elder)		Director	March 26, 2004

* (John R. Harrington)		Director	March 26, 2004

* (Emmanuel Hernandez)		Director	March 26, 2004

/s/ GERALDINE N. HENCH Geraldine N. Hench		Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2004

*By:	/s/ LOUIS DINARDO (Louis DiNardo) Attorney-in-Fact

XICOR, INC.

INDEX TO EXHIBITS

Item 15(a)(3)

Exhibit
Number	Description

10.11	Change of Control Agreement, dated as of March 12, 2004, by and between Xicor, Inc. and Geraldine N. Hench.
23.	Consent of PricewaterhouseCoopers LLP.