Form 10-Q
period 2004-03-28
XICOR INC
filed 2004-05-07
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [ ]

NUMBER OF SHARES OUTSTANDING AT MAY 3, 2004
29,418,805

XICOR, INC.

FORM 10-Q

QUARTER ENDED MARCH 28, 2004

i

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements.

XICOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 28,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,253	$9,213
Short-term investments	14,049	13,107
Accounts receivable	6,369	5,268
Inventories	3,420	3,123
Prepaid expenses and other current assets	729	409

Total current assets	33,820	31,120
Long-term investments	1,046	—
Property, plant and equipment, at cost less accumulated depreciation	2,344	2,603
Goodwill	20,278	20,278
Purchased intangible assets, net	4,033	4,487
Other assets	158	172

Total assets	$61,679	$58,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,318	$4,786
Accrued expenses	5,422	5,406
Deferred income on shipments to distributors	3,501	3,175
Current portion of long-term obligations	244	246

Total current liabilities	14,485	13,613
Long-term obligations	208	274

Total liabilities	14,693	13,887

Shareholders’ equity:
Preferred stock; 5,000 shares authorized	—	—
Common stock; 200,000 shares authorized; 29,213 and 28,809 shares outstanding	178,027	175,985
Accumulated deficit	(131,041)	(131,212)

Total shareholders’ equity	46,986	44,773

Total liabilities and shareholders’ equity	$61,679	$58,660

See accompanying notes to condensed consolidated financial information

XICOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net sales	$12,011	$9,604
Cost of sales	5,142	4,698

Gross profit	6,869	4,906

Operating expenses:
Research and development	2,627	2,927
Selling, general and administrative	2,910	2,499
Amortization of purchased intangible assets	454	225
Merger — related expenses	897	—

	6,888	5,651

Income (loss) from operations	(19)	(745)

Interest expense	(12)	(806)
Interest and other income	258	143

	246	(663)

Income (loss) before income taxes	227	(1,408)
Provision for income taxes	56	—

Net income (loss)	$171	$(1,408)

Net income (loss) per common share:
Basic	$0.01	$(0.06)

Diluted	$0.01	$(0.06)

Shares used in per share calculations:
Basic	29,040	23,791

Diluted	33,094	23,791

See accompanying notes to condensed consolidated financial information

XICOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 28,	March 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$171	$(1,408)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	293	414
Amortization of debt issuance costs and warrants	—	309
Amortization of purchased intangible assets	454	225
Changes in assets and liabilities:
Accounts receivable	(1,101)	1,107
Inventories	(297)	411
Prepaid expenses and other current assets	(320)	(124)
Other assets	14	21
Accounts payable and accrued expenses	548	(160)
Deferred income on shipments to distributors	326	(1,895)

Net cash provided by (used in) operating activities	88	(1,100)

Cash flows from investing activities:
Purchase of investments	(2,988)	(1,972)
Sales or maturities of investments	1,000	—
Investments in plant and equipment, net	(34)	(145)

Net cash used in investing activities	(2,022)	(2,117)

Cash flows from financing activities:
Repayments of long-term obligations	(68)	(151)
Net proceeds from sale of common stock	2,042	263

Net cash provided by financing activities	1,974	112

Increase (decrease) in cash and cash equivalents	40	(3,105)
Cash and cash equivalents at beginning of year	9,213	32,648

Cash and cash equivalents at end of period	$9,253	$29,543

Supplemental information:
Cash paid (refunded) during the period for:
Interest expense	$12	$18
Income taxes	17	10

See accompanying notes to condensed consolidated financial information

XICOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Interim financial information:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The condensed consolidated results of operations for the three months ended March 28, 2004 are not necessarily indicative of the results to be expected for the full year. These financial statements, notes and analyses should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Note 2 — Net income (loss) per share and comprehensive net income (loss):

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares and all dilutive potential common shares outstanding. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 28,	March 30,
	2004	2003
Basic:
Net income (loss)	$171	$(1,408)

Weighted shares outstanding	29,040	23,791

Basic EPS	$0.01	$(0.06)

Diluted:
Net income (loss)	$171	$(1,408)

Weighted shares outstanding	29,040	23,791
Effect of dilutive securities	4,054	—

Weighted average common and common equivalent shares	33,094	23,791

Diluted – EPS	$0.01	$(0.06)

Potential common shares consisting of 4.0 million stock options and 0.1 million warrants to purchase Xicor common stock were the only reconciling items between the number of shares used to calculate Basic EPS and Diluted EPS for the first quarter of 2004. Thirty-two thousand anti-dilutive weighted average shares have been excluded from the effect of diluted securities because the options’ exercise prices were greater than the average price of the common stock for the first quarter of 2004. For the first quarter of 2003, the number of shares used in the calculations of both EPS amounts were the same since stock options aggregating 7.3 million at a weighted average price of $4.75 per share and warrants to purchase 1.0 million shares of common stock at $12.24 per share were excluded as they were antidilutive due to the net loss.

The net income (loss) for the periods reported also represented the comprehensive income (loss) for such periods.

Note 3 — Accounting for stock options

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), we apply Accounting Principles Board Opinion No. 25 as interpreted in Financial Accounting Standards Board Interpretation No. 44 for purposes of accounting for employee stock options. Because the exercise prices of our employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense at time of grant is recognized in the financial statements. The following table summarizes the effect on net income and earnings per share if we applied the fair value provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended
	March 28,	March 30,
	2004	2003
Net income (loss), as reported	$171	$(1,408)
Total pro forma stock-based employee compensation expense	(1,194)	(1,286)

Pro forma net income (loss)	$(1,023)	$(2,694)

Net income (loss) per share:
Basic – as reported	$0.01	$(0.06)

Basic – pro forma	$(0.04)	$(0.11)

Diluted – as reported	$0.01	$(0.06)

Diluted – pro forma	$(0.04)	$(0.11)

Note 4 — Balance sheet components:

	March 28,	December 31,
	2004	2003
	(In thousands)
Inventories:
Raw materials and supplies	$196	$29
Work in process	2,057	2,003
Finished goods	1,167	1,091

	$3,420	$3,123

Property, plant and equipment:
Leasehold improvements	$71	$71
Equipment	24,223	24,209
Furniture and fixtures	98	92

	24,392	24,372
Accumulated depreciation	(22,048)	(21,769)

	$2,344	$2,603

Accrued expenses:
Accrued wages and employee benefits	$1,337	$1,199
Other accrued expenses	4,085	4,207

	$5,422	$5,406

Accounts receivable:

Accounts receivable at March 28, 2004 and December 31, 2003 are presented net of an allowance for doubtful accounts of $500,000.

Goodwill and intangibles:

At March 28, 2004 and December 31, 2003 goodwill, which resulted from the April 2002 acquisition of Analog Integration Partners LLC (AIP) and the October 2003 acquisition of Poweready, Inc. (“PRI”), totaled $20.3 million. In accordance with SFAS No. 142 goodwill is not amortized but instead evaluated periodically to determine whether events or circumstances have occurred indicating that goodwill might be impaired.

The following table summarizes our purchased intangible assets and related accumulated amortization from our 2003 acquisition of PRI and our 2002 acquisition of AIP:

	March 28, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Current technology	$5,100	$(1,966)	$5,100	$(1,621)
Customer contracts and relationship	700	(59)	700	(24)
Non-compete agreement	300	(42)	300	(17)
Order backlog	160	(160)	160	(111)

Total	$6,260	$(2,227)	$6,260	$(1,773)

Amortization of purchased intangible assets was $454,000 in the first quarter of 2004 and $225,000 in the first quarter of 2003. Estimated annual amortization of purchased intangible assets, based on our intangible asset balance at March 28, 2004, is as follows:

Amortization of
Years:	intangible assets
(In thousands)
2004 (remaining 3 quarters)	$1,246
2005	965
2006	701
2007	620
2008	501

Total expense	$4,033

Product Warranties:

In accordance with industry practice, we provide a limited warranty for our devices against defects in materials and workmanship for periods ranging from 90 days to one year. We accrue for warranty costs based on historical trends in product failure rates and the expected costs to provide warranty replacements. The following table summarizes the activity related to the product warranty liability (in thousands):

	Three Months Ended
	March 28, 2004	March 30, 2003
Balance at beginning of year	$248	$250
Accrual for warranties issued	38	24
Warranty replacements	(38)	(26)

Balance at end of period	$248	$248

As is customary in our industry, we commit to indemnify our customers and selected business partners in connection with certain intellectual property infringement claims with respect to our products. Historically, we have not incurred significant costs related to such indemnities.

Note 5. – Other Income:

Other income for the first quarter of 2004 consists of a one-time gain of $0.2 million resulting from stock received from the demutualization of an insurance company in which we were a policyholder.

Note 6. – Proposed Merger with Intersil Corporation

On March 14, 2004, we announced the execution of a definitive merger agreement with Intersil Corporation (“Intersil”) whereby we will merge with a wholly-owned subsidiary of Intersil. Under the terms of the Merger Agreement, subject to availability of desired consideration types, Xicor shareholders may elect to receive the merger consideration in all cash, all stock, or a combination of cash and stock, in each case having a value per Xicor share of $8.00 plus 0.335 of a share of Intersil common stock, allocated by prorating the cash and shares available in the merger among elections made. If the value of Intersil common stock issued in the merger is equal to or greater than 40% of the total consideration to be paid for Xicor common stock, the merger is intended to be reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the merger is subject to the approvals of our stockholders, effectiveness of the Intersil S-4 registration statement that is being reviewed by the SEC and other customary closing conditions. Under certain circumstances, we may be required to pay a $15.8 million termination fee if the merger agreement is terminated. In connection with the merger agreement, we entered into Amendment No. 1 to our Rights Agreement to exempt the proposed merger from the application of the Rights Agreement. During the first quarter of 2004, we incurred $0.9 million in merger-related expenses.

On April 14, 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor and Xicor’s directors. The complaint alleges causes of action for breach of fiduciary duty, failure to disclose, and indemnification, arising out of the negotiation of Intersil’s proposed acquisition of Xicor. Specifically, the complaint alleges that defendants breached fiduciary duties to the Xicor shareholders by agreeing to sell Xicor for an allegedly unfair price while allegedly receiving remuneration not received by other shareholders. The complaint seeks an injunction against Intersil’s acquisition of Xicor, additional disclosures to Xicor shareholders, damages of an unspecified amount and attorney’s fees. On May 6, 2004, the Court denied Freeport’s motion for a temporary restraining order and expedited discovery. Intersil, Xicor, and Xicor’s directors have filed demurrers to the complaint, arguing that it fails to state an actionable claim against them. The hearing on the demurrers currently is scheduled for June 22, 2004. A case management conference has been set for August 10, 2004. Discovery has commenced, but no trial date has been set. We intend to vigorously defend against the lawsuit.

Note 7. – Recent Accounting Pronouncements:

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

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying Quarterly Financial Information and Notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 28, 2004 are not necessarily indicative of results to be expected in future periods. The following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those contained in the forward-looking statements due to a variety of factors, including, but not limited to, the factors identified in the “Factors Affecting Future Results” section below. Also see “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below.

RESULTS OF OPERATIONS

Overview and Recent Developments

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

On March 14, 2004, we announced the execution of a definitive merger agreement with Intersil Corporation (“Intersil”) whereby we will be acquired by Intersil. Under the terms of the merger agreement, subject to availability of desired consideration types, Xicor shareholders may elect to receive the merger consideration in all cash, all stock, or a combination of cash and stock, in each case having a value per Xicor share of $8.00 plus 0.335 of a share of Intersil common stock, allocated by prorating the cash and shares available in the merger among elections made. If the value of Intersil common stock issued in the merger is equal to or greater than 40% of the total consideration to be paid for Xicor common stock, the merger is intended to be reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the merger is subject to the approval of our stockholders, effectiveness of the Intersil S-4 registration statement that is being reviewed by the SEC, and other customary closing conditions.

On April 14, 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, filed an action in the California Superior Court in Santa Clara County against Intersil, Xicor and Xicor’s directors. The complaint alleges causes of action for breach of fiduciary duty, failure to disclose, and indemnification, arising out of the negotiation of Intersil’s proposed acquisition of Xicor. Specifically, the complaint alleges that defendants breached fiduciary duties to the Xicor shareholders by agreeing to sell Xicor for an allegedly unfair price while allegedly receiving remuneration not received by other shareholders. The complaint seeks an injunction against Intersil’s acquisition of Xicor, additional disclosures to Xicor shareholders, damages of an unspecified amount and attorney’s fees. On May 6, 2004, the Court denied Freeport’s motion for a temporary restraining order and expedited discovery. Intersil, Xicor, and Xicor’s directors have filed demurrers to the complaint, arguing that it fails to state an actionable claim against them. The hearing on the demurrers currently is scheduled for June 22, 2004. A case management conference has been set for August 10, 2004. Discovery has commenced, but no trial date has been set. We intend to vigorously defend against the lawsuit.

Sales

Total sales for the three months ended March 28, 2004 were $12.0 million, a 25% increase compared to total sales for the corresponding prior year quarter of $9.6 million.

Our sales are derived from two product groups, mixed-signal and memory. Mixed-signal sales represent our core market. Memory sales comprise our legacy businesses of serial EEPROMs, which we have substantially exited and parallel EEPROMs, which business we are retaining. Sales by product group were (in thousands):

	Three Months Ended
	March 28,	March 30,
	2004	2003
Mixed-signal sales	$9,754	$6,926
Memory sales	2,257	2,678

Total sales	$12,011	$9,604

We have had several consecutive quarters of sequential growth in mixed-signal sales, which has lead to increases in total sales. Mixed-signal sales increased $2.8 million or 41% in the first quarter of 2004 compared to the first quarter of 2003 primarily due to a broad-based increase in product sales of approximately $2.5 million and to a lesser extent, an increase in engineering revenues of approximately $0.3 million. Engineering revenues were 5% of total sales in the first quarter of 2004 compared to 4% in the first quarter of 2003.

Memory product sales declined $0.4 million or 16% in the first quarter of 2004 compared to the first quarter of 2003. Parallel EEPROM product sales decreased in the first quarter of 2004 compared to the first quarter of 2003 principally due to $0.3 million lower sales of high density parallel EEPROMs as the overall market for these products has contracted and we continue to focus on our mixed-signal business. Serial EEPROM product sales declined $0.1 million year over year and are expected to continue to decline as we have substantially exited from that business.

Cost of Sales and Gross Profit

Our gross profit percentage is expected to fluctuate from quarter to quarter as a result of changes in product mix, product costs and average selling prices. Over the past several years we have been transitioning the company from a manufacturer of commodity memory products with low gross margins into a fabless semiconductor company focused on the high performance analog mixed-signal segment of the semiconductor market with higher margins.

Gross profit as a percentage of sales was 57% in the first quarter of 2004 and 51% in the first quarter of 2003. The gross profit percentage in the first quarter of 2004 improved compared to the first quarter of 2003 due to a product mix that consisted of a higher proportion of mixed-signal products and better absorption of fixed costs as production volumes were higher in the first quarter of 2004 than the first quarter of 2003. The net benefit to the gross profit percentage resulting from the sale of products that had previously been written down was less than $0.1 million in the first quarter of both 2004 and 2003.

Research and Development

Research and development expenses amounted to $2.6 million or 22% of sales in the first quarter of 2004 compared to $2.9 million or 30% of sales in the first quarter of 2003. Research and development expenses decreased by $0.3 million in the first quarter of 2004 compared to the first quarter of 2003 principally due to a $0.3 million reduction in spending associated with improved productivity in new product development activities.

Selling, General and Administrative

Selling, general and administrative expenses amounted to $2.9 million or 24% of sales in the first quarter of 2004 compared to $2.5 million or 26% of sales in the first quarter of 2003. The $0.4 million increase in selling, general and administrative expenses was primarily due to a $0.3 million increase in personnel costs and to a lesser extent, a $0.1 million increase in advertising to promote new products.

Amortization of Purchased Intangible Assets

Amortization of intangibles was $0.5 million in the first quarter of 2004 compared to $0.2 million in the first quarter of 2003. Amortization of purchased intangibles increased in 2004 compared to 2003 due to our acquisition of PRI in the fourth quarter of 2003.

Merger — Related Expenses

Merger-related expenses are the expenses we incurred during the first quarter of 2004 related to the proposed merger with Intersil Corporation. Since we are being acquired, all merger-related expenses we incur are expensed. The first quarter 2004 merger-related expenses consist primarily of financial advisory, legal and accounting fees. We expect merger-related expenses to be significant and ongoing as we work towards completing the merger.

Other Income and Expense

Interest expense in the first quarter of 2004 amounted to $12,000 compared to $0.8 million in the first quarter of 2003. In April 2003, we repurchased all $35 million of the outstanding 5.5% convertible subordinated notes, which substantially reduced our interest expense and amortization commencing in the second quarter of 2003.

Interest income in the first quarter of 2004 amounted to $68,000 compared to $143,000 in the first quarter of 2003. Interest income decreased year over year primarily as a result of a decrease in the average balance invested and, to a lesser extent, lower interest rates.

Other income for the first quarter of 2004 consists of a one-time gain of $0.2 million resulting from stock received from the demutualization of an insurance company in which we were a policyholder.

Taxes

The first quarter 2004 provision for income taxes consisted primarily of federal and state minimum taxes, which resulted from limitations on the use of net operating loss carryforwards, and foreign taxes. No taxes were provided in the first quarter of 2003 due to the net loss. Net deferred tax assets at March 28, 2004 and December 31, 2003 were fully reserved because of the uncertainty regarding the ultimate realization of these assets.

LIQUIDITY AND CAPITAL RESOURCES

	March 28,	December 31,
	2004	2003
	(In thousands)

Cash, cash equivalents & investments	$24,348	$22,320
Total long-term obligations	452	520
Shareholders’ equity	46,986	44,773
Total capitalization (long-term obligations plus equity)	47,438	45,293
Long-term obligations to total capitalization	1.0%	1.1%

At March 28, 2004, we had $24.3 million in cash, cash equivalents and short-term and long-term investments compared to $22.3 million at the end of 2003. During the first quarter of 2004 we generated $88,000 of net cash from operating activities and we had net income of $171,000. Accounts receivable increased by $1.1 million in the first quarter due to the timing of sales within the quarter which was partially offset by a $0.5 million increase in accounts payable due to merger-related expenses. Cash used in investing activities of $2 million in the first quarter of 2004 consisted of net investments in cash-based available for sale securities. We generated $2 million of cash from financing activities in the first quarter of 2004 from the issuance of common stock under employee stock plans.

On March 14, 2004 we announced the execution of a definitive merger agreement with Intersil whereby we will be acquired by Intersil. We expect merger-related expenses to be significant and ongoing as we work towards completion of the merger. Under certain circumstances, we may be required to pay a $15.8 million termination fee if the merger agreement is terminated.

Capital expenditures for 2004 are currently planned at less than $1 million and are primarily related to test and product design equipment. At March 28, 2004, we had entered into commitments for equipment purchases aggregating less than $0.5 million.

At March 28, 2004, our principal sources of liquidity were cash, cash equivalents and short and long-term investments aggregating $24.3 million. Management believes that our existing sources of liquidity will be adequate to support our activities for the next 12 months.

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

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share”. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our results of operations or financial position.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding completion of, and the terms of, our proposed merger with Intersil, the expectation that serial EEPROM sales will continue to decline, that our gross profit percentage will fluctuate from quarter to quarter as a result of changes in the product mix, product costs and average selling prices, that merger-related expenses will be significant and ongoing as we work towards completion of the merger, the projection that 2004 capital expenditures will be less than $1 million, and that our existing sources of liquidity will be adequate to support our activities for the next 12 months.

Forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include the following: failure to satisfy various conditions to the closing of our merger with Intersil, including requisite shareholder approval; general economic conditions and conditions specific to the semiconductor industry; fluctuations in customer demand, including loss of key customers, order cancellations or reduced bookings; product mix; competitive factors such as pricing pressures on existing products and the timing and market acceptance of new product introductions (both by us and our competitors); our ability to have available an appropriate amount of low cost foundry production capacity in a timely manner; our foundry partners’ timely ability to successfully manufacture products for us using our proprietary technology; any disruptions of our foundry relationships; manufacturing efficiencies; the ability to continue effective cost reductions; currency fluctuations; the successful and timely development and introduction of new products and submicron processes; and the risk factors listed from time to time in our SEC reports, including but not limited to the “Factors Affecting Future Results” section following and Part I, Item 1. of our Annual Report on Form 10-K for the year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release or otherwise disclose the result of any revision to these forward-looking statements that may be made as a result of events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RISK FACTORS AFFECTING FUTURE RESULTS

The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently believe are not material may also impair our business operations.

RISKS RELATED TO OUR PROPOSED MERGER WITH INTERSIL CORPORATION

We face numerous risks in connection with the proposed merger with Intersil Corporation, which may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

On March 14, 2004, we entered into a merger agreement with Intersil. Under the terms of the merger agreement, subject to the receipt of required shareholder and regulatory approvals, Xicor will merge with a wholly-owned subsidiary of Intersil. This transaction creates additional risks including:

•	Unanticipated costs relating to the merger;

•	Diversion of management’s time and attention from our existing business;

•	Disruption of our ongoing business operations;

•	Potential loss of key employees and employee productivity;

•	Adverse effects on existing business relationships with customers and customer prospects, including potential loss of customers;

•	Potential revenue declines as a result of customer, potential customer and distributor uncertainty;

•	The inability to successfully integrate our operations, products and personnel with those of Intersil in a timely and efficient manner, or at all; and

•	The inability to achieve the strategic objectives and anticipated potential benefits of the merger.

In addition, if the merger is not consummated for any reason, we may be subject to a number of risks including:

•	The effect of incurring substantial costs related to the merger, such as legal, accounting and financial advisor fees, which will be required to be paid even if the merger is not consummated;

•	Our ability to retain key employees may be adversely affected;

•	Our relationships with customers, distributors and manufacturers' representatives may be adversely affected;

•	The price of our common stock may decline; and

•	Depending upon the circumstances of termination of the merger, the possible requirement that we pay a $15.8 million termination fee to Intersil.

We do not know whether the acquisition will close, or, if it closes, that we will be able to successfully integrate our business, products, technologies or personnel with those of Intersil or meet our financial or other strategic objectives. Any failure to do so could seriously harm our business, financial condition and results of operations.

RISKS RELATED TO OUR OPERATIONS

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

The semiconductor industry has historically been cyclical, characterized by wide fluctuations in product supply and demand. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. Downturns are generally characterized by diminished product demand, production over-capacity and accelerated decline of average selling prices, and in some cases have lasted for more than one year. Our success depends, in part, on the supply and demand balance within the industry and the various electronics industries that use semiconductors, including networking, communications and industrial companies.

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

Our operating expenses are relatively fixed, and we therefore have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our sales do not meet our revenue projections. Revenue shortfalls can occur for any of the following reasons: economic slowdowns in the markets we serve; significant pricing pressures that occur because of declines in selling prices of a product; the reduction, rescheduling or cancellation of customer orders; and sudden shortages of raw materials or fabrication, sort, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers which, in turn, harms our ability to meet our sales obligations.

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

Sales outside of North America, based upon the location to which the product was shipped, accounted for approximately 61% of total net sales in the first quarter of 2004. Our international business activities are subject to a number of risks, any of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include difficulties in complying with regulatory requirements and standards; tariffs and other trade barriers; costs and risks of localizing products for foreign countries; severe currency fluctuations and economic deflation; reliance on third parties to distribute our products; longer accounts receivable payment cycles; potentially adverse tax consequences; and burdens of complying with a wide variety of foreign laws.

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

On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation, thereby eliminating the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB expects to have the new standard become effective sometime in 2005. If the FASB requires expensing of employee stock options by all companies, our results of operations prepared in accordance with generally accepted accounting principles would be adversely impacted.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On April 14, 2004, Freeport Partners, LLC (“Freeport”), a purported shareholder of Xicor, Inc. (“Xicor”), filed an action in the California Superior Court in Santa Clara County against Intersil Corporation, Xicor, Inc., and Xicor’s directors. The complaint alleges causes of action for breach of fiduciary duty, failure to disclose, and indemnification, arising out of the negotiation of Intersil’s proposed acquisition of Xicor. Specifically, the complaint alleges that defendants breached fiduciary duties to the Xicor shareholders by agreeing to sell Xicor for an allegedly unfair price while allegedly receiving remuneration not received by other shareholders. The complaint seeks an injunction against Intersil’s acquisition of Xicor, additional disclosures to Xicor shareholders, damages of an unspecified amount and attorney’s fees. On May 6, 2004, the Court denied Freeport’s motion for a temporary restraining order and expedited discovery. Intersil, Xicor, and Xicor’s directors have filed demurrers to the complaint, arguing that it fails to state an actionable claim against them. The hearing on the demurrers currently is scheduled for June 22, 2004. A case management conference has been set for August 10, 2004. Discovery has commenced, but no trial date has been set. We intend to vigorously defend against the lawsuit.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)        Reports on Form 8-K:

Date Filed or Furnished	Item No.	Description
January 21, 2004	Item 12.	We issued a press release announcing the appointment of Co-Chairman to the Board of Directors which included certain fourth quarter and year end 2003 financial results.

January 21, 2004	Item 12.	We issued a press release reporting fourth quarter and fiscal year 2003 results.

February 23, 2004	Item 7.	On October 28, 2003 we completed our acquisition of Poweready, Inc. (“PRI”) in a transaction accounted for using the purchase method of accounting. This Current Report on Form 8-K includes the audited financial statements of PRI for the fiscal year ended December 31, 2002, and includes unaudited pro forma condensed combined statement of operations for Xicor for the year ended December 31, 2003.

March 16, 2004	Items 5 & 7	We issued a press release announcing the signing of a definitive agreement for Intersil Corporation to acquire Xicor.

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

Date: May 7, 2004

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