Form 10-K/A
period 2003-12-31
XICOR INC
filed 2004-06-21
CIK 319191

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

     This Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on February 23, 2004, as amended by Amendment No. 1 on Form 10-K/A filed on March 29, 2004, is being filed solely for the purpose of filing the Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Form 10-K/A filed on March 29, 2004. We have made no further changes to the previously filed Form 10-K and Form 10-K/A. Other than as set forth below, the items of the Form 10-K and Form 10-K/A, as previously filed, continue to speak as of the dates of the original filings thereof, and we are not updating the disclosure of such items.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

(3)	Exhibits. The exhibits listed in the accompanying Index to Exhibits is filed as part of this amendment to the Annual Report.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milpitas, State of California, on the 21 st day of June 2004.

XICOR, INC Registrant
By:	/s/ Louis DiNardo
Louis DiNardo
Co-Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
* (J. Daniel McCranie)	Co-Chairman of the Board	June 21, 2004
/s/ Louis DiNardo (Louis DiNardo)	Co-Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	June 21, 2004
* (Julius Blank)	Director	June 21, 2004
* (Andrew W. Elder)	Director	June 21, 2004
* (John R. Harrington)	Director	June 21, 2004
* (Emmanuel Hernandez)	Director	June 21, 2004
/s/ Geraldine N. Hench (Geraldine N. Hench)	Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 21, 2004
* By: /s/ Louis DiNardo Louis DiNardo Attorney-in-Fact

3

XICOR, INC.
INDEX TO EXHIBITS
Item 15(a)(3)

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4